Form 10-Q
period 2001-09-30
IMC PHOSPHATES CO
filed 2001-12-21
CIK 1160701

******************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number 333-71510-06

IMC Phosphates Company
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3892806 (I.R.S. Employer Identification No.)
100 S. Saunders Road Lake Forest, Illinois 60045 (847) 739-1200 (Address and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No  Ö    .

******************************************

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements of IMC Phosphates Company (IMC Phosphates) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements of IMC Phosphates contained in Phosphate Resource Partners Limited Partnership's (PLP) Form 10-K for the year ended December 31, 2000, are unaudited but include all adjustments which the management of IMC Global Inc. (IMC) and IMC Phosphates MP Inc. (MP Co.), the managing partner of IMC Phosphates, consider necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Net sales	$ 244.6	$ 303.0	$ 817.1	$ 925.7
Cost of goods sold	250.9	290.1	812.4	839.2
Gross margins	(6.3)	12.9	4.7	86.5

Selling, general and administrative expenses	10.4	11.1	31.8	33.0
Restructuring activity	6.4	1.3	9.2	(1.2)
Operating earnings (loss)	(23.1)	0.5	(36.3)	54.7

Interest expense	6.5	3.5	14.8	10.6
Other expense, net	1.5	0.2	7.1	0.2
Earnings (loss)	$ (31.1)	$ (3.2)	$ (58.2)	$ 43.9

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

	(Unaudited) September 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 1.1	$ 7.0
Receivables, net	123.7	14.4
Inventories, net	258.2	221.1
Other current assets	7.0	6.1
Total current assets	390.0	248.6

Property, plant and equipment, net	1,380.9	1,363.7
Other assets	50.3	42.0
Total assets	$1,821.2	$1,654.3

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 108.8	$ 146.7
Accrued liabilities	81.0	76.5
Due to Partners, net	143.5	113.2
Current maturities of long-term debt (including $9.5 due to IMC Global Inc. as of September 30, 2001 and December 31, 2000)	13.4	10.4
Total current liabilities	346.7	346.8

Long-term debt, less current maturities (including $318.5 and $43.8 due to IMC Global Inc. as of September 30, 2001 and December 31, 2000, respectively)	355.4	71.7
Due to Partners, net	99.3	91.7
Other noncurrent liabilities	124.8	141.9
Partners' capital	895.0	1,002.2
Total liabilities and partners' capital	$1,821.2	$1,654.3

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30
	2001	2000
Cash Flows from Operating Activities
Earnings (loss)	$ (58.2)	$ 43.9
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	60.3	62.0
Other charges and credits, net	(18.3)	(9.8)
Changes in:
Receivables, net	(109.3)	73.5
Inventories, net	(37.1)	17.3
Other current assets	(0.9)	0.9
Accounts payable and accrued liabilities	(49.4)	(2.3)
Due to Partners, net	(2.5)	(26.0)
Net cash provided by (used in) operating activities	(215.4)	159.5

Cash Flows from Investing Activities
Capital expenditures	(65.4)	(54.5)
Other	1.0	1.3
Net cash used in investing activities	(64.4)	(53.2)

Cash Flows from Financing Activities
Proceeds from (payment of) revolving credit facility, net	281.8	(103.2)
Payments of long-term debt	(7.9)	(7.8)
Net cash provided by (used in) financing activities	273.9	(111.0)

Net change in cash and cash equivalents	(5.9)	(4.7)
Cash and cash equivalents-beginning of year	7.0	4.7
Cash and cash equivalents-end of period	$ 1.1	$ -

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.       Basis of Presentation

On July 1, 1993, IMC entered into a joint venture partnership with PLP, pursuant to which IMC and PLP contributed their respective phosphate businesses at net book value to create IMC Phosphates, a Delaware general partnership. IMC is the managing general partner and 51.6 percent owner of PLP. The managing partner of IMC Phosphates is MP Co., which is jointly owned by IMC and PLP and, through a management agreement, operates the business and affairs of IMC Phosphates. IMC Phosphates pays to MP Co. an annual fee (Administrative Fee) intended to compensate MP Co. for selling and administrative services provided by IMC and charged through MP Co. to IMC Phosphates. For the third quarter and first nine months of 2001 and 2000, the Administrative Fee totaled $6.8 million, $20.4 million, $6.6 million and $19.9 million, respectively, all of which was paid to MP Co.

On a quarterly basis, IMC Phosphates records a payable for cash distributions to IMC and PLP based on formulas and sharing ratios as defined in the IMC Phosphates Partnership Agreement (Partnership Agreement). Sharing ratios for all IMC Phosphates' operations are fixed at 58.5 percent to IMC and 41.5 percent to PLP. Distributable cash (as defined in the Partnership Agreement) for the third quarter and nine months of 2000 were $17.1 million and $66.6 million. There was no distributable cash for the comparable periods of 2001.

2.       Restructuring and Other Charges

2001 Restructuring Charges

As part of its 1998 plan to improve profitability (Project Profit), IMC Phosphates had sold its urea plant to a third party (Buyer). The effective operation of this plant was dependent upon receiving services from IMC Phosphates' remaining Louisiana operations. The Louisiana operations were idle for the first half of 2001, which impacted the ability of the urea plant to operate. IMC Phosphates agreed to repurchase the plant from the Buyer and plans to shut the plant down permanently. Total costs to repurchase the plant and accrue for demolition are $6.4 million. This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

In the first quarter of 2001, IMC announced a new organizational structure (Reorganization Plan) designed to fully maximize its global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure which resulted in business unit and corporate headcount reductions. As a result, IMC Phosphates recorded a restructuring charge of $2.8 million in the first quarter of 2001. A total of 62 employees were terminated and the majority had left IMC Phosphates prior to September 30, 2001. The majority of the remaining severance payments will be disbursed over the next 12 months.

2000 Restructuring Charges

As part of Project Profit, IMC Phosphates had written off certain assets in 1998. However, in April and July 2000, some of these assets, including the urea plant referred to above, were sold to a third party. This activity was recorded as an adjustment to the restructuring charge previously recognized for Project Profit.

1999 and 1988 Restructuring Plans

In the fourth quarter of 1999, IMC Phosphates announced and implemented a rightsizing program (Rightsizing Program) which was designed to simplify and focus its operations. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities resulting from an optimization program to reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions.

In the fourth quarter of 1998, IMC Phosphates developed and executed Project Profit. Project Profit was comprised of four major initiatives: (i) the combination of certain activities in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining, concentrated phosphate operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of IMC Phosphates' core competencies; and (iv) reduction of headcount.

Activity related to accruals for the plans discussed above during the period January 1, 2001 to September 30, 2001 was as follows:

	Accrual as of January 1, 2001	Restructuring Charge	Cash Paid	Accrual as of September 30, 2001
Non-employee exit costs:
Demolition and closure costs	$ 41.8	$ 1.2	$ (9.7)	$ 33.3
Idle leased transportation equipment	4.4	-	(2.8)	1.6
Other	1.5	5.2	(6.6)	0.1
Employee headcount reductions:
Severance benefits	1.6	2.8	(2.7)	1.7
Total	$ 49.3	$ 9.2	$ (21.8)	$ 36.7

The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in IMC's and PLP's 2000 Annual Report on Form 10-K.

Other
In addition to the 2001 restructuring charges, IMC Phosphates also recorded a $2.4 million special charge in the first quarter of 2001 related to the write-off of certain deferred costs which had no future benefit based on the current operating plan. This special charge was recorded in Cost of goods sold.

3.       Recently Issued Accounting Guidance

Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, IMC Phosphates recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value. The effect of this transition adjustment resulted in $1.6 million of accumulated other comprehensive income, which is included in Partners' capital. IMC Phosphates recognized all of the unrealized gains associated with this transition adjustment during the first quarter of 2001.

IMC Phosphates had various exchange-traded natural gas forward purchase contracts outstanding as of September 30, 2001 maturing in various months through March 2002 which have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices caused by weather, supply conditions, political and economic variables, and other unpredictable factors. The effective portion of changes in the fair value of IMC Phosphates' cash flow hedges is recorded in accumulated other comprehensive income. As of September 30, 2001, IMC Phosphates had unrealized losses totaling $16.0 million related to its cash flow hedges all of which is expected to be reclassified into earnings within the next 12 months. Unrealized gains or losses included in accumulated other comprehensive income are recognized in earnings in the same period that the underlying hedged item is realized and reported on the same line in the Condensed Consolidated Statement of Operations as the underlying hedged item. The ineffective portion of changes in the fair value of IMC Phosphates' cash flow hedges were reported in Other expense, net in the Condensed Consolidated Statement of Operations, and amounted to $1.2 million and $3.1 million for the three and nine months ended September 30, 2001, respectively.

Accounting for Asset Retirement Obligations

In June 2001, Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires IMC Phosphates to adopt its provisions on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the long-lived asset. IMC Phosphates is currently evaluating the potential impact, if any, on the IMC Phosphates' financial statements.

4.       Inventories

	September 30, 2001	December 31, 2000
Products (principally finished)	$ 218.7	$ 181.4
Operating materials and supplies	42.6	45.7
	261.3	227.1
Less: Inventories allowances	(3.1)	(6.0)
Inventories, net	$ 258.2	$ 221.1

5.       Financing Arrangements

On May 17, 2001, IMC entered into a new $500.0 million senior secured credit facility (New Credit Facilities). Concurrent with the closing of the New Credit Facilities, IMC issued $400.0 million aggregate principal amount of 10.875 percent Senior Notes Due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent Senior Notes Due 2011 (Ten Year Notes and together with the Seven Year Notes, Notes). On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes. The Notes were sold in reliance on Rule 144A and Regulation S under the Securities Act of 1933. Set forth below is a brief summary of certain material terms of the Notes. The proceeds of the Notes offering and of the initial borrowings under IMC's New Credit Facilities were used: (i) to repay all outstanding indebtedness under IMC's existing senior credit facilities and refinance outstanding letters of credit; (ii) to fund the tender offer for IMC's 6.625 percent senior notes due October 15, 2001; (iii) to pay related fees and expenses; and (iv) for general corporate purposes.

IMC entered into the New Credit Facilities pursuant to a credit agreement, dated as of May 17, 2001, with The Chase Manhattan Bank, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P., as syndication agent, and various other lenders party thereto (Credit Agreement). Pursuant to the Credit Agreement, IMC and certain of its domestic subsidiaries may borrow up to $500.0 million. PLP and IMC Phosphates are both borrowers and guarantors to the Credit Agreement. The New Credit Facilities consist of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit, and of a term loan facility (Term Loan Facility) of $290.0 million. The Revolving Credit Facility will mature on May 17, 2006. The Term Loan Facility will mature on November 17, 2006. If IMC's 7.65 percent senior notes due 2005 and 6.55 percent senior notes due 2005 have not been fully refinanced prior to October 15, 2004, both the Revolving Credit Facility and the Term Loan Facility will mature on October 15, 2004. Prior to its maturity date, the funds borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed without premium or penalty. Amounts repaid in respect of the Term Loan Facility may not be reborrowed.

As of September 30, 2001, IMC had a total of $415.0 million drawn under the New Credit Facilities. Outstanding letters of credit as of September 30, 2001 totaled $57.9 million. As of September 30, 2001, the net available additional borrowings under the New Credit Facility were approximately $27.1 million.

The commitment fees associated with the Revolving Credit Facility vary depending upon IMC's leverage ratio and may range from 37.5 basis points to 50.0 basis points. The current commitment fee rate is 50.0 basis points. Interest rates associated with the Term Loan Facility and the Revolving Credit Facility also vary depending upon IMC's leverage ratio. With respect to the Revolving Credit Facility, interest on such loans are calculated at either prime plus 125.0 to 200.0 basis points (depending on IMC's leverage ratio) or LIBOR plus 225.0 to 300.0 basis points (depending on IMC's leverage ratio). With respect to the Term Loan facility, interest on such loans are calculated at either prime plus 275.0 basis points or LIBOR plus 375.0 basis points. The Revolving Credit Facility and the Term Loan Facility currently bear interest at LIBOR plus 300.0 basis points and LIBOR plus 375.0 basis points, respectively.

The New Credit Facilities are guaranteed by substantially all of IMC's direct or indirect domestic subsidiaries including PLP and IMC Phosphates, as well as IMC Canada Ltd., a Canadian corporation, IMC Potash Colonsay N.V., a Netherlands Antilles corporation, IMC Global Potash Holdings N.V., a Netherlands Antilles corporation, and IMC Global Netherlands B.V., a Netherlands corporation. The New Credit Facilities are secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC or the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC's potash mining and production facilities. The guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt owed by such entities to IMC and its other subsidiaries. Any payments under such guarantees would constitute a corresponding repayment of such intercompany debt.

The New Credit Facilities require IMC to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facilities). In addition, the New Credit Facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, guarantees, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liquidations and change of business, prepayments, repurchases and redemption of other indebtedness, liens, sale-leaseback transactions and encumbrances, hedging agreements, amendments of debt and certain other material agreements, and other matters customarily restricted by such agreements. The New Credit Facilities also contain customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other material agreements or indebtedness, certain events of bankruptcy and insolvency, judgment defaults, invalidity of security interests supporting the new credit facilities and a change of control of IMC. Certain of the covenants and events of default are subject to exceptions, materiality qualifiers and baskets.

The Notes are guaranteed by the same subsidiaries of IMC that guaranteed the New Credit Facilities including PLP and IMC Phosphates.

Prior to the time that the Notes receive an investment grade rating from both Standard & Poor's Ratings Group and Moody's Investor's Services Inc. and certain other conditions are satisfied (Fall-Away Event), covenants contained in the indentures under which the Notes were issued will limit IMC's ability and the ability of its restricted subsidiaries to, among other things: (i) borrow money; (ii) pay dividends on, redeem or repurchase IMC's capital stock; (iii) make investments; (iv) sell assets (including provisions relating to the use of proceeds of such asset sales); (v) create restrictions on the payment of dividends or other amounts to IMC from its restricted subsidiaries; (vi) enter into transactions with affiliates; and (vii) expand into unrelated businesses. If IMC experiences specific kinds of changes of control prior to the Fall-Away Event, holders of the Notes will have the right to require IMC to purchase their Notes, in whole or in part, at a price equal to 101 percent of the principal amount thereon, together with any accrued or unpaid interest to the date of purchase.

Notwithstanding the preceding paragraph, so long as any of the Notes are outstanding, covenants contained in the indentures limit IMC's ability and the ability of its restricted subsidiaries to, among other things: (i) create liens; (ii) enter into sale and leaseback transactions; and (iii) consolidate, merge or sell all or substantially all of its assets. In addition, so long as any Notes are outstanding, the indentures require, among other things, IMC to provide reports to holders of Notes and limit the ability of IMC's restricted subsidiaries to guarantee other debt.

The Seven Year Notes may not be redeemed at IMC's option prior to their maturity. Some or all of the Ten Year Notes may be redeemed at IMC's option at any time on or after June 1, 2006 for a premium.

The ongoing ability of IMC to meet its debt service and other obligations, including compliance with the financial and other covenants contained in the New Credit Facilities and the Notes, will depend upon the future performance of IMC, which will be subject to financial, business, and other factors, certain of which are beyond its control, such as prevailing economic and agricultural industry conditions and prices and other market conditions for IMC's products and upon IMC's ability to complete proposed major asset sales on acceptable terms, if any.

6.       Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Comprehensive income (loss):
Earnings (loss)	$ (31.1)	$ (3.2)	$ (58.2)	$ 43.9
Net unrealized loss on derivative instruments	(1.3)	-	(16.0)	-
Total comprehensive income (loss) for the period	$ (32.4)	$ (3.2)	$ (74.2)	$ 43.9

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended September 30, 2001 vs. three months ended September 30, 2000

IMC Phosphates' net sales for the third quarter of 2001 declined 19 percent to $244.6 million compared to $303.0 million for the same period last year largely as a result of lower concentrated phosphate volumes and prices. Lower shipments of concentrated phosphates, primarily diammonium phosphate (DAP), unfavorably impacted net sales by $38.9 million. Average DAP prices declined 11 percent to $119 per short ton in the third quarter of 2001 from $134 per short ton in the third quarter of 2000.

Gross margins decreased to a negative $6.3 million for the third quarter of 2001 compared to $12.9 million for the third quarter of last year. This decrease was mainly the result of lower sales prices and the unfavorable impact of rock operations due to extended shutdowns.

Interest expense for the third quarter of 2001 increased $3.0 million to $6.5 million from $3.5 million as a result of increased working capital borrowings from IMC.

Nine months ended September 30, 2001 vs. nine months ended September 30, 2000

IMC Phosphates' net sales for the first nine months of 2001 declined 12 percent to $817.1 million compared to $925.7 million for the same period last year largely as a result of lower concentrate and rock volumes as well as lower average concentrate price realizations. Decreased shipments of concentrated phosphates, primarily DAP and granular triple superphosphate, as well as lower rock volumes unfavorably impacted net sales by $60.2 million, $10.1 million and $10.8 million, respectively. Lower average concentrate sales prices, driven by lower average DAP realizations, negatively impacted net sales by $13.3 million.

_______________________________

1 All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where IMC Phosphates or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by IMC Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of IMC Phosphates' products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving IMC Phosphates; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in IMC Phosphates' Securities and Exchange Commission reports.

Gross margins, excluding special charges of $2.4 million, decreased 92 percent to $7.1 million for the first nine months of 2001 compared to $86.5 million for the first nine months of last year. This decrease was mainly the result of: (i) the impact of unfavorable rock operations as a result of reduced production volumes; (ii) higher concentrate idle plant costs associated with temporary production cutbacks; as well as (iii) lower sales volumes and prices, partially offset by lower sulphur costs. All Louisiana phosphate production was shut down during the first seven months of the year, representing approximately 45 percent of annualized DAP/GMAP capacity.

Interest expense for the first nine months of 2001 increased $4.2 million to $14.8 million from $10.6 million as a result of increased working capital borrowings from IMC.

Other expense, net for the first nine months of 2001 increased $6.9 million from $0.2 million to $7.1 million in the current period primarily as a result of fees associated with an accounts receivable securitization entered into by IMC in the third quarter of 2000 coupled with the unfavorable impact of ineffective natural gas hedges.

Restructuring and Other Charges

See Note 2 of Notes to Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

IMC Phosphates has borrowing capacity through IMC. IMC's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts and any strategic acquisitions in the future, if any, will depend on IMC's ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond IMC's control. IMC believes that its cash, other liquid assets, operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet IMC's operating expenses and capital expenditures and service its debt requirements as they become due, including debt of approximately $300.0 million due through December 31, 2002. However, IMC cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated growth in net sales and cash flow will be realized on schedule or that future borrowings will be available when needed or in an amount sufficient to enable IMC to repay indebtedness, or to fund other liquidity needs. IMC may need to refinance all or a portion of its indebtedness on or before maturity. IMC cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

IMC's credit facilities require it to maintain certain financial ratios. If product prices and other market conditions do not improve, there is no assurance that IMC will be able to comply with applicable financial covenants. There can be no assurance that IMC will be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply IMC with further funds (including periodic rollovers of existing borrowings).

Net cash used in operating activities totaled $215.4 million for the first nine months of 2001 versus net cash provided by operating activities of $159.5 million for the same period in 2000. The decrease of $374.9 million was primarily driven by the voluntary termination by IMC of its accounts receivable securitization facility, which increased accounts receivable, coupled with a depressed agricultural economy that reduced earnings, resulting in increased inventories and accounts receivable.

Net cash used in investing activities for the first nine months of 2001 of $64.4 million increased $11.2 million from $53.2 million for the first nine months of 2000. Capital expenditures for the first nine months of 2001 increased $10.9 million to $65.4 million from $54.5 million in the prior year. IMC Phosphates estimates that its capital expenditures for 2001 will approximate $80.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the nine-month period ending September 30, 2001 was $273.9 million compared to net cash used in financing activities of $111.0 million for the same period in 2000. The fluctuation was attributable to an increase in net debt proceeds of $384.9 million.

See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of financing arrangements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw material prices, but not for trading purposes. IMC Phosphates has increased the number of exchange-traded natural gas forward purchase contracts since December 31, 2000. A ten percent decrease from the forward purchase price of natural gas at September 30, 2001 would result in a $3.0 million loss in the value of these contracts. At September 30, 2001, none of IMC Phosphates' exposure to the other risk factors discussed above was significant nor had it materially changed from December 31, 2000.

Part II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K.
None.

* * * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC PHOSPHATES COMPANY

By:	IMC Phosphates MP Inc. Its Managing Partner

/s/ J. Reid Porter
J. Reid Porter Vice President (on behalf of the Registrant and as principal financial officer)

December 21, 2001