Form 10-Q
period 2002-03-31
IMC PHOSPHATES CO
filed 2002-05-14
CIK 1160701

******************************************

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Phosphates Company (IMC Phosphates) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in IMC Phosphates' Annual Report on Form 10-K for the year ended December 31, 2001, are unaudited but include all adjustments which the management of IMC Phosphates MP Inc., the managing general partner of IMC Phosphates, considers necessary for fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended March 31
	2002	2001
Net sales	$295.4	$299.3
Cost of goods sold	276.2	288.9
Gross margins	19.2	10.4

Selling, general and administrative expenses	10.8	10.8
Restructuring charges	-	2.8
Operating earnings (loss)	8.4	(3.2)

Interest expense	4.2	3.2
Other expense, net	1.1	2.5
Earnings (loss)	$ 3.1	$ (8.9)

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
 (In millions)

	(Unaudited) March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 3.2	$ 0.9
Receivables, net	119.4	138.9
Inventories, net	199.1	178.2
Other current assets	10.2	4.6
Total current assets	331.9	322.6

Property, plant and equipment, net	1,382.7	1,377.0
Due from Partner, net	11.1	11.1
Other assets	44.4	44.9
Total assets	$ 1,770.1	$ 1,755.6

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 86.3	$ 101.0
Accrued liabilities	72.0	84.9
Due to Partners, net	171.2	151.2
Current maturities of long-term debt (including $9.5 due to IMC Global Inc. as of March 31, 2002 and December 31, 2001)	13.0	13.2
Total current liabilities	342.5	350.3

Long-term debt, less current maturities (including $249.7 and $244.5 due to IMC Global Inc. as of March 31, 2002 and December 31, 2001, respectively)	285.1	280.7
Due to Partners, net	120.5	116.1
Other noncurrent liabilities	117.3	118.8
Partners' capital	904.7	889.7
Total liabilities and partners' capital	$ 1,770.1	$ 1,755.6

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2002	2001
Cash Flows from Operating Activities
Earnings (loss)	$ 3.1	$ (8.9)
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	22.5	21.7
Other charges and credits, net	2.6	(10.8)
Changes in:
Receivables, net	19.5	(4.8)
Inventories, net	(20.9)	(31.5)
Other current assets	(1.0)	(9.6)
Accounts payable and accrued liabilities	(20.3)	(35.8)
Due to Partners, net	20.0	(3.7)
Net cash provided by (used in) operating activities	25.5	(83.4)

Cash Flows from Investing Activities
Capital expenditures	(28.2)	(22.4)
Other	0.1	-
Net cash used by investing activities	(28.1)	(22.4)

Cash Flows from Financing Activities
Proceeds from IMC Promissory Notes, net	5.1	72.6
Proceeds from IMC Receivables Corporation	-	29.3
Proceeds from long-term debt	0.8	0.8
Payments of long-term debt	(1.0)	(0.9)
Net cash provided by financing activities	4.9	101.8

Net change in cash and cash equivalents	2.3	(4.0)
Cash and cash equivalents-beginning of year	0.9	7.0
Cash and cash equivalents-end of period	$ 3.2	$ 3.0

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.       RESTRUCTURING CHARGES

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

Activity related to accruals for restructuring activity during the period January 1, 2002 to March 31, 2002 was as follows:

	Accrual as of January 1, 2002	Cash Paid	Accrual as of March 31, 2002
Non-employee exit costs:
Demolition and closure costs	$ 31.7	$ (1.2)	$ 30.5
Other	1.2	(0.2)	1.0
Employee headcount reductions:
Severance benefits	1.5	-	1.5

Total	$ 34.4	$ (1.4)	$ 33.0

The timing and costs of the restructuring activities are generally on schedule with the time and dollar estimates disclosed in IMC Phosphates' 2001 Annual Report on Form 10-K.

2.       RECENTLY ISSUED ACCOUNTING GUIDANCE

Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 144 will not have a material impact on IMC Phosphates' financial statements.

3.       INVENTORIES

	March 31, 2002	December 31, 2001
Products (principally finished)	$ 157.6	$ 137.6
Operating materials and supplies	43.6	42.8
	201.2	180.4
Less: Allowances	2.1	2.2
Inventories, net	$ 199.1	$ 178.2

4.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended March 31
	2002	2001
Comprehensive income (loss):
Earnings (loss)	$ 3.1	$ (8.9)
Net unrealized gain on derivative instruments	11.9	-
Total comprehensive income (loss) for the period	$ 15.0	$ (8.9)

5.       SULPHUR JOINT VENTURE

In April 2002, IMC announced that IMC Phosphates, a subsidiary of IMC, would join with Savage Industries Inc. (Savage) in a 50-50 sulphur services joint venture, Gulf Sulphur Services Ltd., LLP (Gulf Services). It is anticipated to be financed through equity contributions from IMC and Savage as well as a non-recourse bank loan. IMC and Savage, through Gulf Services, reached a definitive agreement to acquire sulphur transportation, marketing and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS). These assets include: (i) terminals in Galveston, Texas and Tampa, Florida; (ii) leases for two other Florida terminals; (iii) a long-term contract for a sulphur marine vessel for cross-Gulf sulphur transportation with a capacity of approximately 1.6 million long tons per year; and (iv) a number of long-term transportation service contracts. IMC also announced that it had reached a concurrent agreement with FMS and McMoRan Exploration Co. to settle outstanding legal disputes conditioned upon the closing of the acquisition. Gulf Services will pay cash of $58.0 million at the closing of the concurrent transactions, which is predominantly for the acquisition of the Freeport sulphur assets. The transaction is subject to certain conditions, including financing arrangements. Closing is anticipated by the end of May 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2002 vs. three months ended March 31, 2001

IMC Phosphates Company's (IMC Phosphates) net sales for the first quarter of 2002 declined one percent to $295.4 million compared to $299.3 million for the same period last year largely as a result of lower concentrated phosphate sales prices and lower feed sales volumes and prices, partially offset by higher concentrated phosphate sales volumes. Average diammonium phosphate (DAP) prices decreased four percent to $134 per short ton in the first quarter of 2002 from $139 per short ton in the first quarter of 2001. Unfavorable feed ingredients sales prices and volumes unfavorably impacted net sales by $6.3 million. Higher shipments of concentrated phosphates, primarily DAP, favorably impacted net sales by $11.6 million.

Gross margins increased to $19.2 million for the first quarter of 2002 compared to $12.8 million, excluding special charges of $2.4 million related to a write-off of certain deferred costs, for the first quarter of last year. This increase was mainly the result of lower ammonia and sulphur costs and reduced idle plant costs, partially offset by the impact of unfavorable phosphate rock operations, lower sales prices and reduced feed volumes.

For a discussion of restructuring charges, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Interest expense increased by $1.0 million or 31 percent primarily as a result of increased borrowings from IMC.

Capital Resources and Liquidity

Other expense, net decreased $1.4 million or 56 percent as a result of the absence of fees related to an accounts receivable securitization.

Historically, IMC Phosphates has satisfied its borrowing needs through IMC Global Inc. (IMC). IMC's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures, expansion efforts and strategic acquisitions in the future, if any, will depend on IMC's ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond IMC's control. IMC believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet IMC's operating expenses and capital expenditures and service its debt requirements and other contractual obligations as they become due.

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

Net cash provided by operating activities totaled $25.5 million for the first three months of 2002 versus net cash used in operating activities of $83.4 million for the same period in 2001. The fluctuation of $108.9 million primarily resulted from improved working capital because of stronger operating results.

Net cash used in investing activities for the first three months of 2002 of $28.1 million increased $5.7 million from $22.4 million for the first three months of 2001. Capital expenditures for the first three months of 2002 increased $5.8 million to $28.2 million from $22.4 million in the prior year period. IMC Phosphates estimates that its capital expenditures for 2002 will approximate $100.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the three-month period ending March 31, 2002 was $4.9 million compared to $101.8 million for the same period in 2001. The decrease resulted from reduced borrowings from IMC and the absence of an accounts receivable securitization.

_____________________________________________

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less to reduce the risk related to significant price changes in natural gas, but not for trading purposes. As of March 31, 2002, none of IMC Phosphates' exposure to the risk factors discussed above was significant nor had it materially changed from December 31, 2001.

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

/s/ J. Reid Porter
J. Reid Porter Vice President of IMC Phosphates MP Inc. (on behalf of the Registrant and as principal financial officer)

Date: May 14, 2002