Form 10-Q
period 2002-09-30
IMC PHOSPHATES CO
filed 2002-11-14
CIK 1160701

******************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Net sales	$ 313.7	$ 244.6	$ 945.7	$ 817.1
Cost of goods sold	282.8	250.9	880.9	812.4
Gross margins	$ 30.9	$ (6.3)	$ 64.8	$ 4.7

Selling, general and administrative expenses	10.5	10.4	32.8	31.8
Restructuring charges	-	6.4	-	9.2
Operating earnings (loss)	20.4	(23.1)	32.0	(36.3)

Interest expense	4.7	6.5	13.6	14.8
Other (income) expense, net	(0.3)	1.5	1.5	7.1

Earnings (loss)	$ 16.0	$ (31.1)	$ 16.9	$ (58.2)

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

	(Unaudited) September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 2.8	$ 0.9
Receivables, net	99.1	138.9
Inventories, net	214.8	178.2
Other current assets	10.6	4.6
Total current assets	327.3	322.6

Property, plant and equipment, net	1,382.2	1,377.0
Due from Partner, net	11.1	11.1
Other assets	57.2	44.9
Total assets	$ 1,777.8	$ 1,755.6

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 104.1	$ 101.0
Accrued liabilities	64.8	84.9
Due to Partners, net	150.0	151.2
Current maturities of long-term debt (including $9.5 due to IMC Global Inc. as of September 30, 2002 and December 31, 2001)	12.5	13.2
Total current liabilities	331.4	350.3

Long-term debt, less current maturities (including $253.0 and $244.5 due to IMC Global Inc. as of September 30, 2002 and December 31, 2001, respectively)	286.9	280.7
Due to Partners, net	122.7	116.1
Other noncurrent liabilities	118.8	118.8
Partners' capital	918.0	889.7
Total liabilities and partners' capital	$ 1,777.8	$ 1,755.6

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30
	2002	2001
Cash Flows from Operating Activities
Earnings (loss)	$ 16.9	$ (58.2)
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	69.2	60.3
Other charges and credits, net	0.5	(18.3)
Changes in:
Receivables, net	39.8	(109.3)
Inventories, net	(36.6)	(37.1)
Other current assets	(6.0)	(0.9)
Accounts payable and accrued liabilities	(5.5)	(49.4)
Due to Partners, net	(1.2)	(2.5)
Net cash provided by (used in) operating activities	77.1	(215.4)

Cash Flows from Investing Activities
Capital expenditures	(74.4)	(65.4)
Investment in joint venture	(10.0)	-
Other	1.5	1.0
Net cash used in investing activities	(82.9)	(64.4)

Cash Flows from Financing Activities
Proceeds from IMC Global Inc. Promissory Notes, net	15.6	281.8
Proceeds from long-term debt	2.2	-
Payments of long-term debt	(10.1)	(7.9)
Net cash provided by financing activities	7.7	273.9

Net change in cash and cash equivalents	1.9	(5.9)
Cash and cash equivalents-beginning of period	0.9	7.0
Cash and cash equivalents-end of period	$ 2.8	$ 1.1

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.      RESTRUCTURING CHARGES

As part of its 1998 plan to improve profitability (Project Profit), IMC Phosphates had sold its urea plant to a third party (Buyer).  The effective operation of this plant was dependent upon receiving services from IMC Phosphates' remaining Louisiana operations.  The Louisiana operations were idle for the first half of 2001, which impacted the ability of the urea plant to operate.  In the third quarter of 2001, IMC Phosphates repurchased the plant from the Buyer and shut the plant down permanently.  Total costs to repurchase the plant and accrue for demolition were $6.4 million, which resulted in a 2001 restructuring charge.  This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

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

Activity related to accruals for IMC Phosphates prior restructuring activities during the period January 1, 2002 to September 30, 2002 was as follows:

	Accrual as of January 1, 2002	Cash Paid	Accrual as of September 30, 2002
Non-employee exit costs:
Demolition and closure costs	$ 32.9	$ (6.1)	$ 26.8

Employee headcount reductions:
Severance benefits	1.5	(0.1)	1.4

Total	$ 34.4	$ (6.2)	$ 28.2

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

3.      INVENTORIES

	September 30, 2002	December 31, 2001
Products (principally finished)	$ 173.7	$ 140.1
Operating materials and supplies	45.0	42.8
	218.7	182.9
Less: Allowances	3.9	4.7
Inventories, net	$ 214.8	$ 178.2

4.      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Comprehensive income (loss):
Earnings (loss)	$ 16.0	$ (31.1)	$ 16.9	$ (58.2)
Net unrealized gain (loss) on derivative instruments	0.6	(1.3)	11.4	(16.0)
Total comprehensive income (loss) for the period	$ 16.6	$ (32.4)	$ 28.3	$ (74.2)

5.   SULPHUR JOINT VENTURE

In June 2002, IMC Phosphates completed the acquisition of the sulphur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) through Gulf Sulphur Services Ltd., LLLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc. (Savage).  The joint venture financed the acquisition through $10.0 million equity contributions from both IMC Phosphates and Savage as well as a $34.0 million bank loan to Gulf Services that is non-recourse to IMC Phosphates and Savage.  IMC Phosphates funded its equity contribution through borrowings from IMC.  Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, IMC Phosphates negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers.  IMC Phosphates, Phosphate Resource Partners Limited Partnership and IMC also reached a concurrent agreement with FMS and McMoRan Exploration Co. with respect to certain other transactions, including settlement of outstanding legal disputes.  At the closing, FMS received cash of $58.0 million, predominantly for the acquisition of the Freeport sulphur assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended September 30, 2002 vs. three months ended September 30, 2001

IMC Phosphates' net sales for the third quarter of 2002 increased 28 percent to $313.7 million compared to $244.6 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices as well as the favorable impact of a $6.5 million price adjustment related to prior periods.  Average diammonium phosphate (DAP) prices increased 22 percent to $145 per short ton in the third quarter of 2002 from $119 per short ton in the third quarter of 2001.  Higher shipments of concentrated phosphates, primarily DAP, favorably impacted net sales by $23.3 million.  DAP prices-to-date in the fourth quarter are reflecting an expected seasonal softness due to an anticipated thin export demand period, as well as the dampening effect of a competitor's announcement of its resumption of idled DAP production coupled with an unexpected inventory liquidation by another competitor ahead of the planned sale of its Florida phosphate plant.

Gross margins increased to $30.9 million for the third quarter of 2002 compared to a negative $6.3 million for the third quarter of last year.  Margins were favorable as a result of higher concentrated phosphate sales prices, lower idle plant costs and the favorable impact of the $6.5 million price adjustment related to prior periods, partially offset by higher phosphate operating costs, increased sulphur raw material costs and the impact of reduced operating rates due to a sulphur supply shortage of $5.3 million in July.  Despite inflationary pressures, rock production costs in the quarter improved versus the prior year and sequentially from the second quarter of 2002.  The recent rise in ammonia and sulphur feedstock costs will impact fourth quarter margins.

Approximately 30 percent of IMC's Louisiana concentrated phosphate output continued to be idled to balance supply and current market demand, an operating rate projected to be maintained well into 2003.

For a discussion of restructuring charges, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Interest expense for the third quarter of 2002 decreased $1.8 million to $4.7 million from $6.5 million as a result of decreased working capital borrowings from IMC.

_______________________________
1All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Other expense, net changed $1.8 million from $1.5 million of expense in the third quarter of 2001 to $0.3 million of income in the third quarter of 2002 mainly because of income received from IMC Phosphates' investment in Gulf Services (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Nine months ended September 30, 2002 vs. nine months ended September 30, 2001

IMC Phosphates' net sales for the first nine months of 2002 increased 16 percent to $945.7 million compared to $817.1 million for the same period last year primarily as a result of higher concentrated phosphate sales volumes and prices as well as increased phosphate rock sales and the favorable impact of the $6.5 million price adjustment related to prior periods.  Higher shipments of concentrated phosphates, primarily DAP, favorably impacted net sales by $70.7 million.  Average DAP prices increased five percent in the current period to $138 per short ton compared to $131 per short ton in the prior year period.

Gross margins increased to $64.8 million for the first nine months of 2002 compared to $4.7 million, including special charges of $2.4 million related to a write-off of certain deferred costs, for the first nine months of last year.  This increase was mainly the result oflower idle plant costs, higher concentrated phosphate sales prices, lower raw material prices, higher phosphate rock sales and the favorable impact of the $6.5 million price adjustment related to prior periods, partially offset by higher phosphate operating costs and the impact of reduced operating rates due to the sulphur supply shortage of $5.3 million in July.

For a discussion of restructuring charges, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Other (income) expense, net decreased $5.6 million or 79 percent as a result of the following: (i) absence of fees related to an accounts receivable securitization which was terminated by IMC in the first quarter of 2001, (ii) the absence of a prior year loss from natural gas forward purchase contracts and (iii) income received from IMC Phosphates' investment in Gulf Services (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Pension liability

The recent dramatic decline in U.S. equity markets has reduced the value of IMC Phosphates' pension plan assets.  As a result, IMC Phosphates' estimates that the accumulated benefit obligations of IMC Phosphates' pension plans of $145.7 million are approximately $73.9 million in excess of plan assets as of September 30, 2002.  As of December 31, 2002, IMC Phosphates will be required to record a fourth quarter non-cash charge to Partners' capital currently estimated to be $17.5 million.  IMC Phosphates also will likely recognize an increased pension expense in 2003.  Based on current projections, no contributions will be required in 2003 to fund the pension plans.

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

IMC's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test.  In addition, the credit facilities contain certain covenants and customary events of default.  IMC's access to funds is dependent upon its product prices and market conditions.  During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that IMC would be able to comply with applicable financial covenants or meet its liquidity and capital needs.   IMC cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized on schedule; or that future borrowings will be available when needed or in an amount sufficient to enable IMC to repay indebtedness or to fund other liquidity needs.  IMC may need to refinance all or a portion of its indebtedness on or before maturity.  IMC cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

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

IMC Phosphates incurs certain non-current liabilities, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds.  As of September 30, 2002, IMC Phosphates had $81.0 million in surety bonds outstanding which mature in the fourth quarter of 2002, and met the financial strength test for additional liabilities.  There can be no assurance that IMC Phosphates can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  IMC Phosphates anticipates that the renewal or obtaining of new surety bonds may require IMC Phosphates to post collateral for a portion of the insured amount.  Such collateral may include letters of credit or cash.  IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

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

Net cash provided by operating activities totaled $77.1 million for the first nine months of 2002 versus net cash used in operating activities of $215.4 million for the same period in 2001.  The fluctuation of $292.5 million primarily resulted from improved working capital, stronger operating results and the termination of the accounts receivable securitization in 2001.

Net cash used in investing activities for the first nine months of 2002 of $82.9 million increased $18.5 million from $64.4 million for the first nine months of 2001.  This increase was primarily the result of the $10.0 million investment in Gulf Services (see Note 5 of Notes to Condensed Consolidated Financial Statements) and higher capital spending.  Capital expenditures for the first nine months of 2002 increased $9.0 million to $74.4 million from $65.4 million in the prior year period.  IMC Phosphates estimates that its capital expenditures for 2002 will approximate $100.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the nine-month period ending September 30, 2002 was $7.7 million compared to $273.9 million for the same period in 2001.   This decrease resulted from improved operations which reduced the amount of funding that was necessary from IMC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  IMC Phosphates periodically enters into natural gas forward purchase contracts to reduce the risk related to significant price changes in natural gas, but not for trading purposes.  As of September 30, 2002, none of IMC Phosphates' exposure to the risk factors discussed above had materially changed from December 31, 2001.

Item 4. Controls and Procedures.

IMC Phosphates maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in IMC Phosphates' filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  IMC Phosphates' principal executive and financial officers have evaluated IMC Phosphates' disclosure controls and procedures within 90 days of the filing of this Quarterly Report on Form 10-Q and concluded that such disclosure controls and procedures are effective for the purpose for which they were designed.

Subsequent to the date of such evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

J. Reid Porter
J. Reid Porter Vice President of IMC Phosphates MP Inc. (on behalf of the Registrant and as principal financial officer)

Date:  November 13, 2002

CERTIFICATION

I, John J. Ferguson, the President of IMC Phosphates MP Inc., which is the Managing General Partner of IMC Phosphates Company, and in that capacity also the chief executive officer of IMC Phosphates Company, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of IMC Phosphates Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant'sauditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

              John J. Ferguson
 John J. Ferguson
President
IMC Phosphates MP Inc.

CERTIFICATION

I, J. Reid Porter, a Vice President of IMC Phosphates MP Inc., which is the Managing General Partner of IMC Phosphates Company, and in that capacity also the chief financial officer of IMC Phosphates Company, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of IMC Phosphates Company;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant'sauditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                J. Reid Porter
 J. Reid Porter
Vice President
IMC Phosphates MP Inc.

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X