Form 10-K
period 2002-12-31
IMC PHOSPHATES CO
filed 2003-03-20
CIK 1160701

**************************************************************************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

Yes   ✓           No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes __  No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

No equity interests of the Registrant are held by non-affiliates.

***************************************************************************************************

2002 FORM 10-K CONTENTS

**************************************************************************************************

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

BUSINESS OPERATIONS INFORMATION

The following discussion of business operations should be read in conjunction with the information contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.  For information on IMC Phosphates' operations by geographic area, see Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

IMC Phosphates MP Inc. (MP Co.), a wholly owned subsidiary of IMC and PLP, manages the operations of IMC Phosphates.  Subject to the terms of the IMC Phosphates Partnership Agreement, IMC, through MP Co., has the sole authority to make certain decisions affecting IMC Phosphates, including authorizing certain capital expenditures for expansion; incurring certain indebtedness; approving significant acquisitions and dispositions; and determining certain other matters.  IMC Phosphates' operations consist of its phosphate crop nutrients business and its animal feed ingredients business.

Net sales for IMC Phosphates were $1,257.3 million, $1,171.4 million and $1,246.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.  IMC Phosphates is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with approximately 18 million tons of annual capacity.  IMC Phosphates is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5)1.  IMC Phosphates' concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.  Additionally, IMC Phosphates is one of the world's three largest producers and marketers of phosphate and potash-based animal feed ingredients with a total annual capacity approaching one million tons.

____________________________________________
1 P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide.

IMC Phosphates' facilities, which produce concentrated phosphates and animal feed phosphates, are located in central Florida and Louisiana.  Its annual capacity represents approximately 30 percent of total United States concentrated phosphate production capacity and approximately nine percent of world capacity.  The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce.  The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of two million tons of phosphoric acid (P2O5 equivalent).  New Wales primarily produces three forms of concentrated phosphates and four forms of animal feed phosphates.  Diammonium phosphate (DAP), monoammonium phosphate and merchant grade phosphoric acid are the fertilizer derivatives, while Biofos®, Dynafos®, Monofos® and Multifos® are the animal feed derivatives.  The South Pierce plant produces phosphoric acid and granular triple superphosphate.  Additionally, IMC Phosphates sources potassium raw materials from IMC's respective production facilities and markets Dyna-K®, Dyna-K White® and Dynamate® as potassium-based feed ingredients.

The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft.  The Uncle Sam plant produces phosphoric acid.  The phosphoric acid is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular monoammonium phosphate (GMAP).  The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia.  The Taft facility manufactures DAP and GMAP.  Concentrated phosphate operations are managed to balance IMC Phosphates' output with customer needs.  In response to then-current reduced market demand, IMC Phosphates suspended production at its Taft facility in July 1999 and suspended phosphoric acid production at its Faustina facility in November 1999.  From January 2001 until August 2001, IMC Phosphates temporarily shut down its Uncle Sam phosphoric acid production as well as its Faustina DAP and GMAP production.  The Taft facility and Faustina's phosphoric acid production facilities remain temporarily idled.

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

IMC Phosphates' rock production volume was approximately 18 million tons, 14 million tons and 17 million tons for the years ended December 31, 2002, 2001 and 2000, respectively.  In order to manage its inventories, IMC Phosphates temporarily idled its mining operations in 2001 during the months of July and December.  Although IMC Phosphates sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates.  Tons used internally totaled approximately 12 million, 11 million and 12 million for the years ended December 31, 2002, 2001 and 2000, respectively, representing 70 percent, 69 percent and 71 percent, respectively, of total rock tons shipped.  Rock shipments to customers totaled approximately five million tons for each of the years ended December 31, 2002, 2001 and 2000, respectively.

IMC Phosphates estimates its proven reserves to be 455 million tons of phosphate rock as of December 31, 2002.  IMC Phosphates owns approximately 62 percent of these reserves and controls the remainder through long-term lease, royalty or purchase option agreements.  Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL)2, with an average grade of 65 percent BPL.  The phosphate rock mined by IMC Phosphates in the last three years averaged 65 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period.  IMC Phosphates estimates its reserves based upon exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined.

______________________________________
2 BPL is the standard industry term used to grade the quality of phosphate rock.

IMC Phosphates also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources).  Resources are mineralized deposits that may become economically recoverable.  However, additional geostatistical analyses, including further exploration, permitting and mining feasibility studies, are required before such deposits may be classified as reserves.  Based upon its preliminary analyses of these Resources, IMC Phosphates believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by IMC Phosphates but are similar to certain of the reserves being mined in current operations.  These Resources contain estimated recoverable phosphate rock of approximately 123 million tons.  Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations.  Consequently, IMC Phosphates' ability to mine these Resources may be restricted.

Sulphur
Sulphur is used at the New Wales, South Pierce, Uncle Sam and (when producing phosphoric acid) Faustina plants to produce sulphur acid primarily for use in IMC Phosphates' production of phosphoric acid.  Until June 2002, a significant portion of IMC Phosphates' sulphur requirements were provided by Freeport-McMoRan Sulphur LLC (FMS) under a supply agreement with IMC, while IMC Phosphates' remaining sulphur requirements were provided by market contracts.  In June 2002, IMC Phosphates completed the acquisition of the sulphur transportation and terminaling assets of FMS through Gulf Sulphur Services Ltd., LLLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc.  Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, IMC Phosphates negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers.  See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.  Additionally, IMC, CF Industries, Inc. and Cargill Fertilizer, Inc. have formed a separate joint venture to construct a facility for remelting sulphur for use at their respective Florida phosphate fertilizer operations.  The remelt facility is expected to be operational in 2004, and will provide IMC Phosphates additional flexibility by allowing it to diversify and procure a portion of its sulphur from the much larger and previously inaccessible offshore solid sulphur market.

Ammonia
IMC Phosphates' ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under annual and multi‑year contracts.  Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is principally used internally to produce certain concentrated phosphates.

Sales and Marketing
Domestically, IMC Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers.  IMC Phosphates also uses concentrated phosphates internally for the production of animal feed ingredients.  Virtually all of IMC Phosphates' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which IMC administers on behalf of itself and two other member companies.  PhosChem believes that its sales represent approximately 45 percent of total United States exports of concentrated phosphates.  The countries that account for the largest amount of PhosChem's sales of concentrated phosphates include China, Australia, Japan and Brazil.  During 2002, IMC Phosphates' concentrated phosphates exports to Asia were 37 percent of total shipments by volume, with China representing 49 percent of export shipments.  IMC Phosphates, with a strong brand position in a $1.0 billion feed ingredients global market, also supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia.

The table below shows IMC Phosphates' shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:

	2002		2001		2000
	Tons	%	Tons	%	Tons	%
Domestic	2,857	46	2,689	45	2,784	45
Export	3,331	54	3,313	55	3,346	55
Total shipments	6,188	100	6,002	100	6,130	100

As of December 31, 2002, IMC Phosphates had contractual commitments for 2003 from non‑affiliated customers for the shipment of approximately threemillion tons of concentrated phosphates and approximately five million tons of phosphate rock.  IMC Phosphates also had contractual commitments from non-affiliated customers for the shipment of phosphate feed and feed grade potassium products amounting to approximately 500,000 tons in 2003.

Competition
IMC Phosphates operates in a highly competitive global market.  Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers.  Phosphate crop nutrient producers compete primarily based on price and, to a lesser extent, product quality and innovation.  Major integrated producers of feed phosphates and feed grade potassium are located in the United States, Europe and China.  Many smaller producers are located in emerging markets around the world.  Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market.  Competition in this global market is also driven by price, quality and service.

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

OTHER MATTERS

Environmental Health and Safety Matters

IMC Phosphates Program
IMC Phosphates has adopted the following Environmental, Health and Safety (EHS) Policy (Policy):

As a key to IMC Phosphates' success, IMC Phosphates is committed to the pursuit of excellence in health and safety and environmental stewardship.  Every employee will strive to continuously improve IMC Phosphates' performance and to minimize adverse environmental, health and safety impacts.   IMC Phosphates will proactively comply with all environmental, health and safety laws and regulations.

This Policy is the cornerstone of IMC Phosphates' comprehensive EHS management program (EHS Program), which seeks to achieve sustainable, predictable and verifiable EHS performance.  Key elements of the EHS Program include: (i) identifying and managing EHS risk; (ii) complying with legal requirements; (iii) improving IMC Phosphates' EHS procedures and protocols; (iv) educating employees regarding EHS obligations; (v) retaining and developing professional EHS staff; (vi) evaluating facility conditions; (vii) performing audits; (viii) formulating EHS action plans; and (ix) assuring management accountability.  IMC conducts audits to verify that each facility has identified risks, achieved regulatory compliance, implemented continuous EHS improvement, and incorporated EHS management systems into day-to-day business functions.

A critical focus of IMC Phosphates' EHS Program is achieving compliance with the evolving myriad of international, federal, state, provincial and local EHS laws that govern IMC Phosphates' production and distribution of crop and animal nutrients.  These EHS laws regulate or propose to regulate: (i) conduct of mining and production operations, including employee safety procedures; (ii) condition of IMC Phosphates' facilities; (iii) management and handling of raw materials; (iv) product content; (v) use of products by both IMC Phosphates and its customers; (vi) management and/or remediation of potential impacts to air, water quality and soil from IMC Phosphates' operations; (vii) disposal of waste materials; and (viii) reclamation of lands after mining.  For any new regulatory programs that might be proposed, it is difficult to ascertain future compliance obligations or to estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted.  IMC Phosphates typically responds to such regulatory requirements at the appropriate time by implementing necessary modifications to facilities or to operating procedures.

IMC Phosphates has expended, and anticipates that it will continue to expend, substantial financial and managerial resources to comply with EHS standards.  In 2003, environmental capital expenditures are expected to total approximately $29.9 million, primarily related to: (i) modification or construction of wastewater treatment areas in Florida; (ii) construction, modification and closure projects associated with phosphogypsum stacks at the IMC Phosphates' concentrates plants; (iii) upgrading of air pollution control equipment at the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation activities will total approximately $25.1 million in 2003. In 2004, IMC Phosphates expects environmental capital expenditures will be approximately $16.9 million and expenditures for land reclamation activities will be approximately $23.2 million. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation expenditures will not be required in 2003 or in the future.

IMC Phosphates has recorded accounting accruals for certain contingent environmental liabilities and believes such accruals are in accordance with generally accepted accounting principles. IMC Phosphates records accruals for environmental investigatory and non-capital remediation costs and for expenses associated with litigation when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. These accruals are adjusted quarterly for any changes in IMC Phosphates' estimates of the future costs associated with these matters.

Product Requirements and Impacts
International, federal, state and provincial standards require IMC Phosphates to register many of its products before these products can be sold.  The standards also impose labeling requirements on these products and require IMC Phosphates to manufacture the products to formulations set forth on the labels. Various environmental, natural resource and public health agencies continue to evaluate alleged health and environmental impacts that could arise from the handling and use of products such as those manufactured by IMC Phosphates.  The United States Environmental Protection Agency (EPA), the state of California, and The Fertilizer Institute in conjunction with the European Fertilizer Manufacturers Association have completed independent assessments of potential risks posed by crop nutrient materials.  These assessments concluded that when handled and used as intended, based on the available data, crop nutrient materials do not pose harm to human health or the environment.  Nevertheless, agencies could impose additional standards or regulatory requirements on the producing industries, including IMC Phosphates or its customers.  It is the current opinion of management that the potential impact of any such standards on the market for IMC Phosphates' products, and the expenditures that might be necessary to meet any such standards, will not have a material adverse effect on IMC Phosphates' business or financial condition.

Operating Requirements and Impacts
Permitting. IMC Phosphates holds numerous environmental, mining and other permits or approvals authorizing operation at each of its facilities.  A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval or to substantially change approval conditions during a permit modification request, could have a material adverse effect on IMC Phosphates' ability to continue operations at the affected facility.  Expansion of IMC Phosphates' operations also is predicated upon securing the necessary environmental or other permits or approvals.   For instance, over the next several years, IMC Phosphates will be continuing its efforts to obtain permits in support of its anticipated Florida mining operations at certain of IMC Phosphates' properties including Ona and Pine Level.  These properties contain in excess of 100.0 million tons of phosphate rock reserves.  For years, IMC Phosphates has successfully permitted mining properties and anticipates that it will be able to permit these properties as well.  In Florida, local community participation has become an important factor in the permitting process for mining companies.  A denial of these permits or the issuance of permits with cost-prohibitive conditions would prevent IMC Phosphates from mining at these properties and thereby have a material adverse effect on IMC Phosphates' business, financial condition and results of operations.

Management of Residual Materials.  Mining and processing of phosphate generates residual materials that must be managed both during the operation of the facility and upon facility closure.  Phosphate mining residuals, such as overburden and sand tailings, are used in reclamation, while phosphate clay residuals are deposited in clay settling ponds.  Processing of phosphate rock with sulphuric acid generates phosphogypsum that is stored in phosphogypsum stack systems.  During the life of the clay settling ponds and phosphogypsum stacks, IMC Phosphates has incurred and will continue to incur significant costs to manage its phosphate residual materials in accordance with environmental laws and regulations and with permit requirements.

Additional legal and permit requirements have been imposed for management of the clay settling ponds and phosphogypsum stacks at the time that these facilities are closed.  In the past, IMC Phosphates has established accruals to account for these closure costs.  Beginning on January 1, 2003, IMC Phosphates will account for these legal obligations under Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations.  The impact of this accounting treatment is discussed in RECENTLY ISSUED ACCOUNTING GUIDANCE  in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

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

Remediation at IMC Phosphates' Facilities. Many of IMC Phosphates' formerly owned or current facilities have been in operation for a number of years. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings at these facilities by IMC Phosphates and predecessor operators have resulted in soil, surface water and groundwater impacts.

At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring IMC Phosphates to undertake or fund cleanup efforts under Superfund or otherwise.  In some instances, IMC Phosphates has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address site impacts.  At other locations, IMC Phosphates has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions.  Taking into account established accruals, future expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures by IMC Phosphates could be required in the future to remediate the environmental impacts at these or at other current or former sites.

Remediation at Third-Party Facilities.  Various third parties have alleged that IMC Phosphates' historic operations have impacted neighboring off-site areas or nearby third-party facilities.  In some instances, IMC Phosphates has agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under Superfund or otherwise, may be required to address off-site impacts. IMC Phosphates' remedial liability at these sites, either alone or in the aggregate, taking into account established accruals, currently is not expected to be material.  As more information is obtained regarding these sites, this expectation could change.

Liability for Off-Site Disposal Locations. Currently, IMC Phosphates is involved or concluding involvement for off-site disposal at less than five Superfund or equivalent state sites.  Moreover, IMC Phosphates previously has entered into settlements to resolve its liability with regard to Superfund or equivalent state sites.  In some cases, such settlements have included "reopeners," which could result in additional liability at such sites in the event of newly discovered contamination or other circumstances.  IMC Phosphates' remedial liability at the current or former sites, either alone or in the aggregate, is not currently expected to be material.  As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

For further discussion of off-site remedial activities, see Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Employees

The individuals who perform services for IMC Phosphates are employed primarily by MP Co.  This includes former employees of PLP and IMC who were transferred to MP Co. when IMC Phosphates was formed.  As of December 31, 2002, MP Co. had 3,164 employees.  The work force consisted of 815 salaried employees, 2,346 hourly employees and 3 temporary or part-time employees.  See "Relationship Between IMC Phosphates and IMC - Management and Ownership," for further detail.

Labor Relations

MP Co. has 3 collective bargaining agreements with affiliated local chapters of the same international union.  As of December 31, 2002, approximately 91 percent of the hourly work force was covered under collective bargaining agreements.  No agreements were re-negotiated during 2002.  One agreement will expire in 2003.  IMC Phosphates has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

Relationship Between IMC Phosphates and IMC

Management and Ownership
As a result of IMC's ownership interest, IMC has the ability to control all matters relating to the management of IMC Phosphates, including any determination with respect to the acquisition or disposition of IMC Phosphates assets, future issuance of additional debt and the payment of any distributions.  See Part III, Item 10, "Directors and Executive Officers of the Registrant," and Item 11, "Executive Compensation," of this Annual Report on Form 10-K for further information.  During 2002, IMC Phosphates declared $10.0 million in distributions to its partners based on the third quarter 2002 distributable cash calculation.

Financing Arrangements
Reference is made to the information set forth in Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Item 2.  Properties.

Information regarding the plant and properties of IMC Phosphates is included in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

For information on legal and environmental proceedings, see Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders.

            Not applicable.

Part II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

            Not applicable.

Item 6.  Selected Financial Data.

FIVE YEAR COMPARISONa
(Dollars in millions)

Year ended December 31
	2002	2001 [b]	2000 [c]	1999 [d]	1998[e]
Statement of Operations Data:
Net sales	$1,257.3	$1,171.4	$1,246.8	$1,511.4	$1,736.9
Gross margins	$ 79.1	$ 7.8	$ 101.9	$ 254.5	$ 386.2
Operating earnings (loss)	$ 35.7	$ (43.8)	$ 58.2	$ 88.3	$ 209.9

Earnings (loss) from operations before cumulative effect of a change in accounting principle	$ 16.0	$ (72.1)	$ 41.7	$ 83.1	$ 202.3
Cumulative effect of a change in accounting principle	-	-	-	(6.2)	-
Earnings (loss)	$ 16.0	$ (72.1)	$ 41.7	$ 76.9	$ 202.3
Balance Sheet Data (as of December 31):
Total assets	$1,818.4	$1,755.6	$1,654.3	$1,721.7	$1,893.5
Working capital (deficit)	$ (2.9)	$ (27.7)	$ (98.2)	$ 43.9	$ 193.9
Working capital ratio	1.0:1	0.9:1	0.7:1	1.2:1	1.8:1
Long-term debt, less current maturities	$ 310.8	$ 280.7	$ 71.7	$ 208.8	$ 230.9
Total debt	$ 324.5	$ 293.9	$ 82.1	$ 219.1	$ 241.5
Partnership capital	$ 907.6	$ 889.7	$1,002.2	$1,027.2	$1,197.0
Other Financial Data:
Cash provided by (used in) operating activities	$ 85.2	$ (125.1)	$ 211.4	$ 385.3	$ 350.7
Capital expenditures	$ (102.1)	$ (81.8)	$ (75.3)	$ (94.9)	$ (83.9)
Distributable cash declared	$ 10.0	$ 32.9	$ 66.7	$ 246.7	$ 307.8

a For information related to the special items discussed below, see Restructuring Activity in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.
b Loss includes special charges of $11.6 million for the following: (i) costs associated with employee headcount reductions; (ii) the repurchase of a plant and accrual for its planned demolition; and (iii) the write-off of certain deferred costs.
c Earnings include a restructuring gain of $1.2 million for the sale of a previously written-off plant.
d Earnings include special charges of $133.5 million primarily related to IMC's company-wide rightsizing program and a cumulative effect of a change in accounting principle for the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities.
e Earnings include special charges of $150.6 million primarily related to IMC's plan to improve profitability.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with financial statements and accompanying notes included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations highlights the primary factors affecting changes in the operating results of IMC Phosphates during the three year period ended December 31, 2002.  In 2001, IMC Phosphates incurred special charges, which increased the loss by $11.6 million.  The special charges were comprised of:  (i) a $6.4 million charge for the repurchase, closure and planned demolition of a urea plant previously sold to a third party; (ii) a $2.8 million charge for severance related to a new organizational structure (Reorganization Plan); and (iii) a $2.4 million charge for the write-off of certain deferred costs.  In 2000, IMC Phosphates incurred a restructuring gain of $1.2 million as a result of a sale of assets to third parties that had been previously written off as part of a 1998 plan to improve profitability (Project Profit).

RESULTS OF OPERATIONS

2002 Compared to 2001
IMC Phosphates' net sales of $1,257.3 million in 2002 increased seven percent from $1,171.4 million in 2001.  Higher average sales realizations of concentrated phosphates, particularly DAP, favorably impacted net sales by $46.7 million.  Average DAP prices for 2002 increased seven percent to $137 per short ton as compared to an average price of $128 per short ton for the twelve months of 2001.  Increased shipments of concentrated phosphates favorably impacted net sales by an additional $21.8 million.  The majority of the volume increase resulted from higher shipments of DAP, partially offset by lower shipments of GMAP.  This increase in DAP volumes resulted principally from increased demand from China and domestic customers.  The favorable DAP shipments were partially offset by lower GMAP sales to Brazil.  Higher phosphate rock sales also impacted net sales by $13.1 million.  The increase in phosphate rock sales was primarily the result of increased prices.  Net sales were also favorably impacted by a $6.5 million price adjustment related to prior periods.

Gross margins in 2002 of $79.1 million increased from $7.8 million in 2001, which included special charges of $2.4 million.  This increase was primarily a result of lower idle plant costs, higher concentrated phosphate sales prices, higher phosphate rock sales, the favorable impact of the price adjustment related to prior periods, and improved pricing for ammonia and natural gas, partially offset by higher phosphate operating costs and higher sulphur costs.  The lower idle plant costs were the result of the Louisiana operations producing all year in 2002 compared to being idle for seven months in 2001 and the phosphate rock operations being idle for eight weeks in 2001 compared with no idle weeks in 2002.  The higher sales prices, phosphate rock sales and the price adjustment were discussed above.  The higher operating costs were primarily the result of higher maintenance, electricity and insurance costs.

Results in the fourth quarter of 2002 were much lower than earlier in the year stemming primarily from significant phosphate margin compression.  Several unanticipated industry events, including an announcement to restart idled capacity by another major North American producer and the rapid liquidation of DAP inventory by another competitor prior to the sale of its Florida phosphate plant, contributed to an unusually rapid and sharp decline in DAP prices, which then stagnated at levels well below the previous quarter.  At the same time, sulphur and ammonia input costs increased substantially.  DAP prices in the first quarter of 2003 reflect an increase from the start of the year.  However, prices of sulphur and ammonia raw materials have increased as well.

Interest expense in 2002 of $18.3 million declined eight percent from $19.9 million in 2001 as a result of lower variable interest rates, partially offset by increased working capital borrowings.

Other expense, net decreased $7.0 million or 83 percent as a result of the following: (i) the absence of fees related to an accounts receivable securitization which was terminated by IMC in the first quarter of 2001, (ii) the absence of a prior year loss from natural gas forward purchased contracts, and (iii) income received from IMC Phosphates' investment in Gulf Services.  See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail on this investment.

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

Gross margins in 2001 of $7.8 million, including special charges of $2.4 million for the write-off of certain deferred costs, fell 92 percent from $101.9 million in 2000.  This decrease was primarily a result of the lower prices and volumes discussed above, higher idle plant costs, unfavorable natural gas costs as well as higher reclamation costs, partially offset by favorable sulphur costs and the sale of a right-of-way of land.  The higher idle plant costs were the result of the Louisiana operations being idle for seven months in 2001 compared to six weeks in 2000 and the phosphate rock operations being idle for eight weeks in 2001 compared to two weeks in 2000.

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

Restructuring Activity
To meet current business challenges and as part of IMC's drive to be the industry's low-cost producer, IMC announced two major new cost savings initiatives in January 2003, both of which will impact IMC Phosphates.  An organizational restructuring program, scheduled to be implemented before April 1, 2003 will focus on reducing overhead levels and costs through efficiency improvements.  IMC Phosphates expects to incur charges within a range of $2.0 million to $3.0 million during the first quarter of 2003 associated with severance and related costs for the organizational restructuring program.  The second initiative, Business Process Improvement and Operational Excellence, is a multi-year program to increase efficiency, reduce costs and enhance revenue through core business process redesign and maximization.  The new programs are targeted to generate a combined annualized pre-tax and pre-minority interest savings of $80.0 million by 2005 for IMC.   In addition, IMC will continue expansion of its continuous improvement platform, anchored by Six Sigma, which delivered in excess of $8.0 million of savings in 2002 for IMC through more than 60 projects.

In the first quarter of 2001, IMC announced the Reorganization Plan designed to fully maximize IMC's global leadership position in phosphate crop nutrients as well as animal feed ingredients while reducing costs, streamlining the organization and improving productivity.  The Reorganization Plan was primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, in the first quarter of 2001 IMC Phosphates recorded a restructuring charge of $2.8 million.  A total of 62 employees were terminated and left IMC Phosphates prior to December 31, 2001.  Substantially all of the severance payments have been disbursed as of December 31, 2002.

As part of Project Profit, IMC Phosphates had sold its urea plant to a third party (Buyer).  The effective operation of this plant was dependent upon receiving services from IMC Phosphates' remaining Louisiana operations.  The Louisiana operations were idled for the first half of 2001, which impacted the ability of the urea plant to operate.  In the third quarter of 2001, IMC Phosphates repurchased the plant from the Buyer and shut the plant down permanently.  Total costs to repurchase the plant and accrue for demolition costs were $6.4 million, which resulted in a 2001 restructuring charge.  This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

Also as part of Project Profit, IMC Phosphates had written off certain assets in 1998.  However, in 2000, some of these assets, including the urea plant referred to above, were sold to third parties resulting in a restructuring gain of $1.2 million.  This activity was recorded as an adjustment to the restructuring charge previously recognized for Project Profit.

Pension and Other Postretirement Benefits
The dramatic decline in U.S. equity markets during 2002 has reduced the value of MP Co.'s pension plan assets.  As a result, the accumulated benefit obligations for MP Co.'s pension plans are in excess of plan assets as of December 31, 2002.  MP Co. recorded a non-cash charge to Stockholders' Deficit of $15.0 million as a result which increased the amounts due from IMC Phosphates to MP Co.  See Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.  In determining these amounts, an expected rate of return on plan assets of nine percent was assumed.  Based on market data, IMC Phosphates believes that an average expected long-term return of nine percent is consistent with the weighted average historical returns of each asset class in IMC Phosphates' targeted asset allocation.  Based on the latest actuarial valuation report as well as plan redesign changes adopted in 2003, other postretirement employee benefit costs will be reduced to approximately $1.6 million for 2003 from $4.2 million for 2002.

CRITICAL ACCOUNTING ESTIMATES

IMC Phosphates records accrued liabilities for various reclamation activities and the demolition of former operating facilities.  As of December 31, 2002, the balances of these accrued liabilities were $108.0 million and $22.2 million, respectively.  The estimation processes used to determine the amounts of these accrued liabilities are very complex and use information obtained from IMC Phosphates-specific and industry data, as well as general economic information.  These estimation processes require IMC Phosphates to continuously monitor and evaluate the reasonableness of the judgments made and adjust for changes in assumptions as they occur.  Actual costs for the above matters could differ from those estimated.  Beginning on January 1, 2003, IMC Phosphates will account for these legal obligations under SFAS No. 143.  The impact of this accounting treatment is discussed in RECENTLY ISSUED ACCOUNTING GUIDANCE.

CAPITAL RESOURCES AND LIQUIDITY

Historically, IMC Phosphates has satisfied its borrowing needs through IMC.  IMC Phosphates has three promissory notes (Promissory Notes) payable to IMC for borrowings up to $300.0 million, $65.0 million and $9.5 million.  The $300.0 million and $65.0 million demand notes have variable rates, based on LIBOR plus the applicable margin as defined in IMC's senior secured credit facility, which was 5.563 percent as of December 31, 2002.  The $9.5 million note bears interest at a rate of 6.5 percent, with payments of principal due in quarterly installments through 2003.  IMC Phosphates had borrowed $204.8 million, $65.0 million and $9.5 million, respectively, as of December 31, 2002 and $170.0 million, $65.0 million and $19.0 million, respectively, as of December 31, 2001, under the Promissory Notes.  IMC is considering entering into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted.

IMC's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on IMC's ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond IMC's control.  IMC believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet IMC's operating expenses and capital expenditures and to service its debt requirements and other contractual obligations as they become due.

IMC's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test.  In addition, the credit facilities contain certain covenants and events of default.  IMC's access to funds is dependent upon its product prices, input costs and market conditions.  During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that IMC would be able to comply with applicable financial covenants or meet its liquidity needs. IMC cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized on schedule; or that future borrowings will be available when needed or in an amount sufficient to enable IMC to repay indebtedness or to fund other liquidity needs.

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

IMC Phosphates' ability to generate cash is dependent on its operations and borrowings from IMC.  Operating activities provided $85.2 million of cash in 2002 compared with $125.1 million of cash used by operating activities in 2001. The change of $210.3 million was primarily due to: (i) an increase in earnings of $88.1 million; (ii) a decrease in cash invested in working capital; and (iii) the absence of the impact of the voluntary termination of the Securitization Facility.

Net cash used by investing activities increased $29.8 million from $80.8 million in 2001 to $110.6 million in 2002. This increase was primarily a result of increased capital expenditures and a $10.0 million investment in Gulf Services.  See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for a discussion of Gulf Sulphur.

Net cash provided by financing activities in 2002 was $24.6 million, which decreased by $175.2 million from $199.8 million in 2001.  This change was primarily the result of lower incremental working capital borrowings from IMC.

IMC Phosphates has historically relied on borrowings from IMC as a principal source of liquidity.  IMC entered into a new senior secured credit facility on May 17, 2001 (New Credit Facility).  Pursuant to the New Credit Facility, IMC and certain of its domestic subsidiaries, including IMC Phosphates, may borrow up to approximately $470.0 million.  The New Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of approximately $260.0 million.  Concurrent with the closing of the New Credit Facility, IMC issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes).  On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes (November Note Offering).  On December 10, 2002, IMC issued an additional $117.5 million of the Ten Year Notes (December Note Offering and together with the Seven Year Notes, the Ten Year Notes and the November Note Offering, Notes).  Proceeds of the December Note Offering were $124.9 million, net of underwriting discount and excluding accrued interest and were used: (i) to redeem all of IMC's remaining $98.3 million of the 6.50 percent senior notes due August 1, 2003 in January 2003; (ii) pay related fees and expenses; and (iii) for general corporate purposes.

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

As of December 31, 2002, IMC had $28.0 million drawn under the Revolving Credit Facility.  Outstanding letters of credit as of December 31, 2002 totaled $83.4 million, $2.6 million of which does not reduce availability under the Revolving Credit Facility.  As of December 31, 2002, the net available additional borrowings under the Revolving Credit Facility were $101.2 million.  In 2002, repayments of $2.7 million of borrowings resulted in an outstanding balance of $261.1 million under the Term Loan Facility as of December 31, 2002.

The New Credit Facility is guaranteed by substantially all of IMC's direct and indirect domestic subsidiaries, including IMC Phosphates, as well as by certain direct and indirect foreign subsidiaries.  The New Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC's potash mining and production facilities, with a net book value of $254.6 million as of December 31, 2002.  The guarantee by IMC Phosphates is limited by the amount of existing intercompany debt owed by PLP and IMC Phosphates to IMC and its other subsidiaries.  Any payments under such guarantee would constitute a corresponding repayment of such intercompany debt.

The New Credit Facility requires IMC to meet certain financial tests, including but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facility). Certain of such tests were amended on February 21, 2003 (February Amendment).  The February Amendment also increased applicable interest rates from those in effect at December 31, 2002 by 25.0 basis points and reduced the maximum permitted aggregate annual amount of capital expenditures, joint venture investments and certain monetary acquisitions that IMC and its subsidiaries may make to $160.0 million for 2003 and $250.0 million thereafter; such amounts are above IMC's currently anticipated capital expenditure level, including planned capital expenditures of approximately $140.0 million for 2003.  In addition, the New Credit Facility contains certain covenants and events of default.

The Notes are guaranteed by the same subsidiaries of IMC that guaranteed the New Credit Facility, except MP Co. which has been designated as an unrestricted subsidiary and is, therefore, not a guarantor of the Notes.  MP Co. has immaterial assets and income and is the managing general partner of IMC Phosphates.

The following information summarizes IMC Phosphates' contractual obligations and other commercial commitments as of December 31, 2002, excluding the Promissory Notes to IMC.

	Total	Payments by Period
(in millions)		Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$ 45.2	$ 4.2	$ 8.6	$ 3.0	$ 29.4
Operating leases	62.4	14.8	24.7	11.2	11.7
Unconditional purchase obligations[a]	606.3	311.1	179.0	52.0	64.2
Total contractual cash obligations	$713.9	$330.1	$212.3	$ 66.2	$105.3

a Based on prevailing market prices as of December 31, 2002.

Most of IMC Phosphates' export sales of phosphate crop nutrients are marketed through PhosChem.  As a member, IMC Phosphates is, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for its pro rata share of any operating expenses or other liabilities incurred.  The reimbursements are made through reductions to members' cash receipts from PhosChem.  During the second quarter of 2002, PhosChem entered into a new $65.0 million receivables purchase facility with a bank that replaced prior funding facilities.  This facility supports PhosChem's funding of its purchases of crop nutrients from IMC Phosphates and other PhosChem members and is nonrecourse to IMC Phosphates.

IMC Phosphates has $88.4 of non-current liabilities for reclamation activities and phosphogypsum stack closure, primarily in its Florida mining operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of December 31, 2002 IMC Phosphates had $81.0 million in surety bonds outstanding which mature over the course of 2003, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, IMC Phosphates has posted $40.0 million of collateral in the form of letters of credit. There can be no assurance that IMC Phosphates can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

CONTINGENCIES

Reference is made to Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

ENVIRONMENTAL

Reference is made to "OTHER MATTERS - Environmental, Health and Safety Matters,"in Part I, Item 1, of this Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Accounting for Asset Retirement Obligations
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 which is effective January 1, 2003.  SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.    Application of the new rules by IMC Phosphates is expected to result in an increase in net property, plant and equipment of $17.9 million, recognition of a net additional asset retirement obligation liability of $50.6 million, and a charge for the cumulative effect of a change in accounting principle that will reduce net income and Partners' Capital by $32.7 million in the first quarter of 2003.

Guarantor's Accounting for Guarantees
In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  IMC Phosphates will adopt the provisions of FIN No. 45 on January 1, 2003 for all new or amended guarantees subsequent to that date.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, contained within this Form 10-K, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  In particular, forward-looking statements may include words such as "expect," "anticipate," "believe," "may," "should," "could" or "estimate."  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Form 10-K.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where IMC Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of IMC Phosphates; the willingness of IMC to continue to loan funds to IMC Phosphates; the impact of competitive products; pressure on prices realized by IMC Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of IMC Phosphates' products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving IMC Phosphates; success in implementing IMC Phosphates' various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in IMC Phosphates' Securities and Exchange Commission reports.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less to reduce the risk related to significant price changes in natural gas, but not for trading purposes. IMC Phosphates had natural gas forward purchase contracts with notional amounts of $13.7 million and $28.5 million outstanding as of December 31, 2002 and 2001, respectively. As of December 31, 2002, the total unrealized gain on these contracts was $4.4 million.  As of December 31, 2001, the total unrealized loss on these contracts was $7.5 million.

IMC Phosphates conducted sensitivity analyses of certain financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings as of December 31, 2002.  Holding all other variables constant, the hypothetical adverse changes would increase IMC Phosphates' interest expense by $2.7 million for 2003.  These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment.  Further, in the event of a one percentage point adverse change in interest rates, management would likely take actions to further mitigate its exposure to possible changes.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in IMC Phosphates' financial structure.

Item 8.  Consolidated Financial Statements and Supplementary Data.

**************************************************************************************************

 REPORT OF INDEPENDENT AUDITORS

To the Partners of IMC Phosphates Company:

We have audited the accompanying consolidated balance sheet of IMC Phosphates Company (a Partnership) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of IMC Phosphates Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Phosphates Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in accordance with accounting principles generally accepted in the United States.

In 2001, as discussed in Note 1, IMC Phosphates changed its method of accounting for derivative financial instruments to conform with Financial Accounting Standards Board Statement No. 133.

Ernst & Young LLP

Ernst & Young LLP
Chicago, Illinois
January 27, 2003, except for
Note 5, as to which the date is
February 21, 2003

**************************************************************************************************

Consolidated Statement of Operations
  (In millions)

Year ended December 31
	2002	2001	2000
Net sales (including $49.5, $53.1 and $48.1 to IMC in 2002, 2001 and 2000, respectively)	$ 1,257.3	$ 1,171.4	$ 1,246.8
Cost of goods sold (including $227.6, $209.4 and $214.1 of charges and raw materials purchased from IMC in 2002, 2001 and 2000, respectively)	1,178.2	1,163.6	1,144.9
Gross margins	79.1	7.8	101.9

Selling, general and administrative expenses (including $30.8, $30.4 and $33.6 of charges from IMC in 2002, 2001 and 2000, respectively)	43.4	42.4	44.9
Restructuring activity	-	9.2	(1.2)
Operating earnings (loss)	35.7	(43.8)	58.2

Interest expense (including $15.2, $16.5 and $11.3 of interest charges from IMC in 2002, 2001 and 2000, respectively)	18.3	19.9	13.5
Other expense, net	1.4	8.4	3.0
Earnings (loss)	$ 16.0	$ (72.1)	$ 41.7

Consolidated Statement of Changes in Partners' Capital
(In millions)

Year ended December 31
	2002	2001	2000
Balance at January 1	$ 889.7	$ 1,002.2	$ 1,027.2

Earnings (loss)	16.0	(72.1)	41.7
Cumulative effect of a change in accounting principle (Note 2)	-	1.6	-
Net unrealized gain (loss) on derivative instruments	11.9	(9.1)	-
Total comprehensive income (loss)	27.9	(79.6)	41.7

Distributions	(10.0)	(32.9)	(66.7)
Balance as of December 31 (including Accumulated other comprehensive income of $4.4 million in 2002 and loss of $7.5 million in 2001)	$ 907.6	$ 889.7	$ 1,002.2

See Notes to Consolidated Financial Statements

Consolidated Balance Sheet
(In millions)

December 31
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 0.1	$ 0.9
Receivables, net	100.8	138.9
Inventories, net	244.3	178.2
Other current assets	8.1	4.6
Total current assets	353.3	322.6
Property, plant and equipment, net	1,399.1	1,377.0
Due from Partners, net	9.7	11.1
Other assets	56.3	44.9
Total assets	$1,818.4	$1,755.6
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 119.7	$ 101.0
Accrued liabilities	64.5	84.9
Due to Partners, net	158.3	151.2
Current maturities of long-term debt (including $9.5 due to IMC as of December 31, 2002 and 2001)	13.7	13.2
Total current liabilities	356.2	350.3
Long-term debt, less current maturities (including $269.8 and $244.5 due to IMC as of December 31, 2002 and 2001, respectively)	310.8	280.7
Due to Partners, net	126.5	116.1
Other noncurrent liabilities	117.3	118.8
Partners' capital	907.6	889.7
Total liabilities and partners' capital	$1,818.4	$1,755.6

See Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows
(In millions)

Year ended December 31
	2002	2001	2000
Cash Flows from Operating Activities
Earnings (loss)	$ 16.0	$ (72.1)	$ 41.7
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	93.2	78.1	84.3
Other charges and credits, net	0.3	(11.5)	7.7
Changes in:
Receivables, net	38.1	(124.5)	67.1
Inventories, net	(66.1)	42.9	1.8
Other current assets	(3.5)	1.5	(5.5)
Accounts payable and accrued liabilities	10.1	(44.6)	38.2
Due to Partners, net	(2.9)	5.1	(23.9)
Net cash provided by (used in) operating activities	85.2	(125.1)	211.4
Cash Flows from Investing Activities
Capital expenditures	(102.1)	(81.8)	(75.3)
Investment in joint venture	(10.0)	-	-
Proceeds from sale of property, plant and equipment	1.5	1.0	3.2
Net cash used by investing activities	(110.6)	(80.8)	(72.1)
Cash Flows from Financing Activities
Proceeds from (payment of) IMC Promissory Notes, net	34.8	210.2	(126.7)
Payments of long-term debt (including $9.5 paid to IMC in 2002, 2001 and 2000)	(10.2)	(10.4)	(10.3)
Net cash provided by (used in) financing activities	24.6	199.8	(137.0)
Net change in cash and cash equivalents	(0.8)	(6.1)	2.3
Cash and cash equivalents-beginning of year	0.9	7.0	4.7
Cash and cash equivalents-end of year	$ 0.1	$ 0.9	$ 7.0
Supplemental cash flow disclosure:
Interest paid (including $15.2, $16.5 and $11.3 paid to IMC in 2002, 2001 and 2000, respectively)	$ 18.3	$ 20.1	$ 13.6
Supplemental schedule of non-cash investing and financing activities:
Seller financed mineral properties purchase	$ 9.1	$ 15.0	$ -

See Notes to Consolidated Financial Statements

**************************************************************************************************

  Notes to Consolidated Financial Statements
(Dollars in millions, except as otherwise indicated)

1.     BASIS OF  PRESENTATION

On July 1, 1993, IMC Global Inc. (IMC) entered into a joint venture partnership with Phosphate Resource Partners Limited Partnership (PLP), pursuant to which IMC and PLP contributed their respective phosphate businesses at net book value to create IMC Phosphates Company (IMC Phosphates), a Delaware general partnership. IMC is the managing general partner and 51.6 percent owner of PLP.  The activities of IMC Phosphates include the mining and sale of phosphate rock, as well as the production, distribution and sale of concentrated phosphates, animal feed ingredients and related products.

The managing partner of IMC Phosphates is IMC Phosphates MP Inc. (MP Co.), which is jointly owned by IMC and PLP and, through a management agreement, operates the business and affairs of IMC Phosphates.  IMC Phosphates pays to MP Co. an annual fee (Administrative Fee) intended to compensate MP Co. for selling and administrative services provided by IMC and its affiliates and charged through MP Co. to IMC Phosphates.  For the years ended December 31, 2002, 2001 and 2000, the Administrative Fee totaled $ 27.7 million, $ 27.1 million and $ 26.6 million, respectively, all of which was paid to MP Co. and subsequently remitted to IMC.

On a quarterly basis, IMC Phosphates records a payable for cash distributions to IMC and PLP based on formulas and sharing ratios as defined in the IMC Phosphates Partnership Agreement (Partnership Agreement).  Sharing ratios for all IMC Phosphates' operations are fixed at 58.5 percent to IMC and 41.5 percent to PLP.  The distributable cash (as defined in the Partnership Agreement) resulted in declared distributions of $10.0 million, zero, and $99.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Concentration of Credit Risk
Domestically, IMC Phosphates sells its products to crop nutrient manufacturers, distributors and retailers primarily in the midwestern and southeastern United States.  Internationally, IMC Phosphates' products are sold primarily through Phosphate Chemicals Export Association (PhosChem).  No single customer or group of affiliated customers accounted for more than ten percent of IMC Phosphates' net sales in any year during the three-year period ended December 31, 2002.

Receivables and Allowance for Doubtful Accounts
IMC Phosphates carries its accounts receivable at their face amounts less an allowance for doubtful accounts.  On a regular basis, IMC Phosphates evaluates its accounts receivable as well as establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.

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

Using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets, IMC Phosphates reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.  Once an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount of such operation.  If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets of the operation are written down to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Accrued Environmental Costs
IMC Phosphates produces and distributes crop and animal nutrients. These activities subject IMC Phosphates to an evolving myriad of international, federal, state, provincial and local environmental, health and safety laws, which regulate, or propose to regulate:  (i) conduct of mining and production operations, including employee safety procedures; (ii) condition of IMC Phosphates' facilities; (iii) management and handling of raw materials; (iv) product content; (v) use of products by both IMC Phosphates and its customers; (vi) management and/or remediation of potential impacts to air, water quality and soil from IMC Phosphates' operations; (vii) disposal of waste materials;  and (viii) reclamation of lands after mining.  IMC Phosphates has contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by IMC Phosphates or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Comprehensive Environmental Response Compensation and Liability Act (Superfund) sites.  The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil and groundwater contamination, requiring IMC Phosphates to undertake or fund cleanup efforts.

The environmental costs discussed above include: fines, penalties and certain corrective actions to address violations of the law; remediation of properties that are currently or were formerly owned or operated by IMC Phosphates, or its predecessors; remediation costs of facilities adjacent to currently or formerly owned facilities or for third-party Superfund sites; and legal fees and expenses associated with resolution of administrative processes or litigation concerning these environmental costs.  Environmental accruals are recorded for environmental investigatory and non-capital remediation costs and for costs associated with litigation at identified sites when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable.   These accruals are adjusted currently for any changes in IMC Phosphates' estimates of the future costs associated with these matters.  IMC Phosphates cannot determine the cost of any remedial action that ultimately may be required at unknown sites, sites for which investigations have not been performed or have begun but have not been completed or sites at which unanticipated conditions are discovered.

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

On January 1, 2001, IMC Phosphates adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  In accordance with the provisions of SFAS No. 133, IMC Phosphates recorded a transition adjustment upon adoption of SFAS No. 133 to record its derivative instruments at fair value. The effect of this transition adjustment resulted in a $1.6 million reduction in Accumulated other comprehensive loss, which is included in the Consolidated Statement of Changes in Partners' Capital.  IMC Phosphates recognized all of the unrealized gains associated with this transition adjustment during the first quarter of 2001.

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

IMC Phosphates had $13.7 million and $28.5 million notional amounts of natural gas forward purchase contracts outstanding as of December 31, 2002 and 2001, respectively, with the contracts outstanding as of December 31, 2002 maturing in various months through October 2003.  These derivative financial instruments have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices.  The effective portion of changes in the fair value of IMC Phosphates' cash flow hedges is recorded in Accumulated other comprehensive income.  As of December 31, 2002, IMC Phosphates had unrealized gains totaling $ 4.4 million related to its cash flow hedges all of which are expected to be reclassified into earnings within the next 12 months.   As of December 31, 2001, IMC Phosphates had unrealized losses totaling $7.5 million related to its cash flow hedges.  Unrealized gains or losses included in Accumulated other comprehensive income are recognized in earnings in the same period that the underlying hedged item is realized.  The ineffective portion of changes in the fair value of IMC Phosphates' cash flow hedges is reported in Other expense, net and amounted to zero in 2002 and a charge of $3.1 million in 2001.

Recently Issued Accounting Guidance

Accounting for Asset Retirement Obligations
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective January 1, 2003.  SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Application of the new rules by IMC Phosphates is expected to result in an increase in net property, plant and equipment of $17.9 million, recognition of a net additional asset retirement obligation liability of $50.6 million, and a charge for the cumulative effect of a change in accounting principle that will reduce net income and Partners' Capital by $32.7 million in the first quarter of 2003.

Guarantor's Accounting for Guarantees
In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  IMC Phosphates will adopt the provisions of FIN No. 45 on January 1, 2003 for all new or amended guarantees subsequent to that date.

3.    RESTRUCTURING ACTIVITY

2001 Restructuring Charges
In the first quarter of 2001, IMC announced a new organizational structure (Reorganization Plan), primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions.  As a result, in the first quarter of 2001 IMC Phosphates recorded a restructuring charge of $2.8 million.  A total of 62 employees were terminated and left IMC Phosphates prior to December 31, 2001.  Substantially all of the severance payments have been disbursed as of December 31, 2002.

As part of IMC's 1998 plan to improve profitability (Project Profit), IMC Phosphates had sold its urea plant to a third party buyer (Buyer).  The effective operation of this plant was dependent upon receiving services from IMC Phosphates' remaining Louisiana operations.  The Louisiana operations were idled for the first half of 2001, which impacted the ability of the urea plant to operate.  In the third quarter of 2001, IMC Phosphates repurchased the plant from the Buyer and shut the plant down permanently.  Total costs to repurchase the plant and accrue for demolition costs were $6.4 million, which resulted in a 2001 restructuring charge.  This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

2000 Restructuring Activity
As part of Project Profit, IMC Phosphates had written off certain assets in 1998.  However, in 2000, some of these assets, including the urea plant referred to above, were sold to third parties resulting in a restructuring gain of $1.2 million.  This activity was recorded as an adjustment to the restructuring charge previously recognized for Project Profit.

1999 Restructuring Charge
During the fourth quarter of 1999, IMC Phosphates announced and began implementing a rightsizing program  (Rightsizing Program), which was designed to simplify and focus its operations.  The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities resulting from an optimization program to reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions.

Activity related to accruals for the plans discussed above during the period January 1, 2002 to December 31, 2002 was as follows:

	Accrual as of January 1, 2002	Non-cash Charges[a]	Cash Paid	Accrual as of December 31, 2002
Non-employee exit costs:
Demolition and closure costs	$ 32.9	$ 2.0	$ (12.7)	$ 22.2
Employee headcount reductions:
Severance benefits	1.5	-	(0.1)	1.4
Total	$ 34.4	$ 2.0	$ (12.8)	$ 23.6

a Represents accretion of the recorded liability.

Non-Employee Exit Costs
As a result of the decision to permanently close certain facilities and production operations described above, IMC Phosphates recorded closure costs for demolition activities and incremental environmental land reclamation of the surrounding mined-out areas.  All facilities were closed and IMC Phosphates expects all demolition, closure and reclamation activities to be completed by the end of 2014.

Employee Headcount Reductions
As part of the Reorganization Plan, Rightsizing Program and Project Profit, headcount reductions were implemented throughout IMC Phosphates.  The majority of these reductions were a result of the closing and/or exiting of production operations, as discussed above.  A total of 1,159 employees were terminated.

The activity related to accruals for IMC Phosphates' restructuring programs during 2001 consisted of a beginning balance of $49.3 million reduced by cash payments of $24.1 million and increased by $9.2 million from the Reorganization Plan and urea plant repurchase.  The activity related to accruals for IMC Phosphates' restructuring programs during 2000 consisted of a beginning balance of $96.1 million reduced by cash payments of $46.8 million.

All restructuring charges were recorded as a separate line item on the Consolidated Statement of Operations.

4.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Receivables:

	2002	2001
Trade	$ 103.6	$ 132.6
Non-trade	6.4	13.0
	110.0	145.6
Less:
Allowances	(9.2)	(6.7)
Receivables, net	$ 100.8	$ 138.9

The carrying amount of accounts receivable approximated the estimated fair value of such assets due to their short maturity.

Inventories:

	2002	2001
Products (principally finished)	$ 198.8	$ 137.6
Operating materials and supplies	47.0	42.8
	245.8	180.4
Less: Allowances	(1.5)	(2.2)
Inventories, net	$ 244.3	$ 178.2

        Property, Plant and Equipment:

	2002	2001
Land	$ 77.5	$ 76.4
Mineral properties and rights	551.0	528.3
Buildings	332.2	316.1
Machinery and equipment	1,818.7	1,798.9
Construction in progress	40.5	46.5
	2,819.9	2,766.2
Less: Accumulated depreciation and depletion	(1,420.8)	(1,389.2)
Property, plant and equipment, net	$ 1,399.1	$ 1,377.0

IMC Phosphates had depreciation and depletion expense of $93.2 million, $78.1 million and $84.3 million for 2002, 2001 and 2000, respectively.

As of December 31, 2002, idle facilities of IMC Phosphates included one concentrated phosphate granulation plant, and the acid production facilities at another concentrated phosphate plant, which will remain closed subject to improved market conditions.  The net book value of these facilities totaled $65.3 million.  In the opinion of management, the net book value of IMC Phosphates' idle facilities is not in excess of their net realizable values.

Accrued Liabilities:

	2002	2001
Mining, property and sales & use taxes	$ 20.3	$ 17.7
Land reclamation	19.6	28.7
Restructuring (Note 3)	10.1	14.8
Other	14.5	23.7
Accrued liabilities	$ 64.5	$ 84.9

Other Noncurrent Liabilities:

	2002	2001
Land reclamation	$ 88.4	$ 71.9
Restructuring (Note 3)	13.5	19.6
Other	15.4	27.3
Other noncurrent liabilities	$ 117.3	$ 118.8

Due to Partners, net

	2002	2001
Due to IMC and affiliates	$ 86.6	$ 85.2
Due to PLP	59.0	54.9
Due to MP Co.	12.7	11.1
	$ 158.3	$ 151.2

As of December 31, 2002 and 2001, the amounts reported in current liabilities as Due to Partners, net primarily related to distributable cash owed to partners based on IMC Phosphates' distributable cash calculation.  IMC Phosphates believes the amounts as of December 31, 2002 will be paid to partners prior to January 1, 2004, therefore, it is classified as short-term.

As of December 31, 2002 and 2001, the amounts reported in non-current liabilities of $126.5 million and $116.1 million, respectively, as Due to Partners, net related to amounts owed to MP Co. for employee benefits.  MP Co. has no present intention of demanding payment prior to January 1, 2004, therefore the balance as of December 31, 2002 has been classified as long-term.

5.     FINANCING ARRANGEMENTS

Long-term debt as of December 31 consisted of the following:

	2002	2001
Promissory Notes payable to IMC, variable interest rates	$ 269.8	$ 235.0
6.5% Promissory Note payable to IMC, due 2003	9.5	19.0
7.7% Industrial revenue bonds, due 2022	27.1	27.1
Other debt	18.1	12.8
	324.5	293.9
Less: current maturities	13.7	13.2
Total long-term debt, less current maturities	$ 310.8	$ 280.7

IMC Phosphates has three promissory notes (Promissory Notes) payable to IMC for borrowings up to $300.0 million, $65.0 million and $9.5 million, respectively.  The $300.0 million and $65.0 million demand notes have variable rates, based on LIBOR plus the applicable margin as defined in IMC's senior secured credit facility, which was 5.563 percent as of December 31, 2002.  The $9.5 million note bears interest at a rate of 6.5 percent, with payments of principal due in quarterly installments through 2003.  IMC Phosphates had borrowed $204.8 million, $65.0 million and $9.5 million, respectively, as of December 31, 2002 and $170.0 million, $65.0 million and $19.0 million, respectively, as of December 31, 2001, under the Promissory Notes.

On December 31, 2002, the estimated fair value of non-affiliate long‑term debt described above was approximately $4.8 million less than the carrying amount of such debt.  The fair value was estimated by discounting the future cash flows using rates currently available to IMC Phosphates for debt instruments with similar terms and remaining maturities.

IMC entered into a new senior secured credit facility on May 17, 2001 (New Credit Facility).  Pursuant to the New Credit Facility, IMC and certain of its domestic subsidiaries, including IMC Phosphates, may borrow up to approximately $470.0 million.  The New Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of approximately $260.0 million.   Concurrent with the closing of the New Credit Facility, IMC issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes).  On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes (November Note Offering).  On December 10, 2002, IMC issued an additional $117.5 million of the Ten Year Notes (December Note Offering and together with the Seven Year Notes, the Ten Year Notes and the November Note Offering, Notes).  The proceeds of the December Note Offering were used: (i) to redeem all of IMC's remaining $98.3 million of the 6.50 percent senior notes due August 1, 2003 in January 2003; (ii) pay related fees and expenses; and (iii) for general corporate purposes. The indentures under which the Notes were issued contain covenants that limit certain matters.  In addition, prior to the time that the Notes receive an investment grade rating from both Standard & Poor's Ratings Group as well as Moody's Investor's Services Inc. and the fall-away event is satisfied, covenants contained in the indentures limit IMC's ability and the ability of its restricted subsidiaries to, among other things, pay dividends on, redeem or repurchase IMC's capital stock.  If IMC experiences specific kinds of changes of control prior to the fall-away event, holders of the Notes will have the right to require IMC to purchase their Notes, in whole or in part, at a price equal to 101 percent of the principal amount thereon, together with any accrued or unpaid interest to the date of purchase.

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

As of December 31, 2002, IMC had $28.0 million drawn under the Revolving Credit Facility.  Outstanding letters of credit as of December 31, 2002 totaled $83.4 million, $2.6 million of which does not reduce availability under the Revolving Credit Facility.  As of December 31, 2002, the net available additional borrowings under the Revolving Credit Facility were $101.2 million.  In 2002, repayments of $2.7 million of borrowings resulted in an outstanding balance of $261.1 million under the Term Loan Facility as of December 31, 2002.

The New Credit Facility is guaranteed by substantially all of IMC's direct and indirect domestic subsidiaries, including IMC Phosphates, as well as by certain direct and indirect foreign subsidiaries.  The New Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC's potash mining and production facilities, with a net book value of $254.6 million as of December 31, 2002.  The guarantee by IMC Phosphates is limited by the amount of existing intercompany debt owed by PLP and IMC Phosphates to IMC and its other subsidiaries.  Any payments under such guarantee would constitute a corresponding repayment of such intercompany debt.

The New Credit Facility requires IMC to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facility).  Certain of such tests were amended on February 21, 2003 (February Amendment).  Among other things, in general the February Amendment reduced the maximum permitted aggregate annual amount of capital expenditures, joint venture investments and certain monetary acquisitions that IMC and its subsidiaries may make to $160.0 million for 2003 and $250.0 million thereafter.  In addition, the maximum aggregate monetary acquisition consideration for certain types of future business acquisitions was limited to $10.0 million.  The February Amendment also modifies the existing limitations on indebtedness to allow for a new secured financing up to $55.0 million.  Upon completion of such a facility, availability under the Revolving Credit Facility would, subject to certain exceptions, be restricted to $185.0 million, with the remaining $25.0 million made available upon a written consent of the required lenders.  IMC expects to be in compliance with the provisions of the New Credit Facility as amended by the February Amendment throughout 2003.  Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon IMC's leverage ratio.  With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 150.0 to 225.0 basis points (depending on IMC's leverage ratio) or LIBOR plus 250.0 to 325.0 basis points (depending on IMC's leverage ratio).  With respect to the Term Loan Facility, interest on such loans is calculated at either prime plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points.  Based on the amended pricing, the Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 325.0 basis points and LIBOR plus 400.0 basis points, respectively, as of December 31, 2002, which reflects a 25.0 basis point increase as a result of the February Amendment.

The Notes are guaranteed by the same subsidiaries of IMC that guaranteed the New Credit Facility, except that MP Co. was designated as an unrestricted subsidiary in the fourth quarter of 2001 and is, therefore, no longer a guarantor of the Notes.  MP Co. has immaterial assets and income and is the managing general partner of IMC Phosphates.

Scheduled maturities of long‑term debt, excluding the Promissory Notes, for the next five years are as follows:

2003	$ 4.2
2004	4.3
2005	4.3
2006	1.5
2007	1.5
Thereafter	29.4

As of December 31, 2002, IMC Phosphates had drawn $5.7 million under a letter of credit subfacility.

6.     PENSION PLANS AND OTHER BENEFITS

The individuals who perform services for IMC Phosphates are employed primarily by MP Co.  MP Co. sponsors several qualified and nonqualified pension plans and postretirement health care benefit plans that cover substantially all of its employees who perform services for IMC Phosphates.  Postretirement health care benefit plans are either contributory or non-contributory and contain certain other cost sharing features such as deductibles and coinsurance.  Employees are not vested in the postretirement health care benefit plans and benefits are subject to changes.  The expense related to all of the above plans is charged by MP Co. to IMC Phosphates.

In addition, MP Co. provides benefits such as worker' compensation and disability to certain former or inactive employees after employment but before retirement.

The following table sets forth pension and postretirement obligations for defined benefit plans, plan assets and benefit cost as of and for the years ended December 31 based on a September 30 measurement date:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation as of January 1	$ 159.5	$ 144.4	$ 41.4	$ 35.9
Service cost	5.7	5.5	1.5	1.5
Interest cost	11.8	11.0	3.1	2.6
Plan amendments	-	1.3	-	-
Actuarial loss	8.8	2.7	4.9	2.2
Benefits paid	(6.2)	(5.7)	(1.4)	(0.8)
Special termination benefits	-	0.3	-	-
Benefit obligation as of December 31	$ 179.6	$ 159.5	$ 49.5	$ 41.4
Change in plan assets
Fair value as of January 1	$ 85.4	$ 102.6	$ -	$ -
Actual return	(7.3)	(11.5)	-	-
Employer contributions	5.0	-	1.4	0.8
Benefits paid	(6.2)	(5.7)	(1.4)	(0.8)
Fair value as of December 31	$ 76.9	$ 85.4	$ -	$ -
Funded status of the plan	$(102.7)	$ (74.1)	$ (49.5)	$ (41.4)
Unrecognized transition asset	-	-	(1.2)	(1.3)
Unrecognized prior service cost (benefit)	12.5	14.5	(1.4)	(1.7)
Unrecognized net loss	58.0	32.3	9.0	4.1
Accrued benefit cost	$ (32.2)	$ (27.3)	$ (43.1)	$ (40.3)
Amounts recognized in the balance sheet
Accrued benefit liability	$ (41.9)	$ (38.3)	$ (43.1)	$ (40.3)
Intangible asset	9.7	11.0	-	-
Total recognized	$ (32.2)	$ (27.3)	$ (43.1)	$ (40.3)

Certain MP Co. pension plans had an accumulated benefit obligation and a projected benefit obligation in excess of plan assets.  The aggregate accumulated benefit obligation of these underfunded plans was $145.7 million and $125.4 million as of December 31, 2002 and 2001, respectively.  The aggregate projected benefit obligation of these underfunded plans was $179.6 million and $159.5 million as of December 31, 2002 and 2001, respectively.  The aggregate fair value of plan assets of these underfunded plans was $76.9 million and $85.4 million as of December 31, 2002 and 2001, respectively.

Significant actuarial assumptions were as follows:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Discount rate	7.00%	7.50%	7.00%	7.50%
Expected return on plan assets	9.00%	9.50%	-	-
Rate of compensation increase	4.75%	4.75%	-	-

The components of pension and other benefits costs for the year ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$ 5.7	$ 5.5	$ 5.4	$ 1.5	$ 1.5	$ 1.5
Interest cost	11.8	11.0	10.1	3.1	2.6	2.4
Expected return on plan assets	(9.8)	(10.4)	(8.4)	-	-	-
Amortization of:
Transition asset	-	-	(0.2)	(0.1)	(0.1)	(0.1)
Prior service cost	2.1	1.9	1.7	(0.3)	(0.3)	(0.3)
Net loss	-	0.1	-	-	-	-
Net periodic benefit cost	9.8	8.1	8.6	4.2	3.7	3.5
Curtailments and settlements	-	0.3	-	-	0.2	-
Net periodic benefit cost after curtailments and settlements	$ 9.8	$ 8.4	$ 8.6	$ 4.2	$ 3.9	$ 3.5

The curtailment and settlement charges included in the tables above were primarily recorded in conjunction with the restructuring plans (Note 3).

For measurement purposes, a 10.0 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2002 decreasing gradually to 5.0 percent in 2007 and thereafter; and a 10.5 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 2002 decreasing gradually to 5.5 percent in 2007 and thereafter.

If the health care trend rate assumptions were increased by 1.0 percent, the accumulated postretirement benefit obligation would increase by 10.8 percent, or $5.3 million, as of December 31, 2002.  This would have the effect of a 5.2 percent, or $0.2 million, increase on the service and interest cost components of net periodic postretirement health care benefit cost in 2002.  If the health care trend rate assumptions were decreased by 1.0 percent, the accumulated postretirement benefit obligation would decrease by 9.7 percent, or $4.8 million, as of December 31, 2002.  This would have the effect of a 5.0 percent, or $0.2 million, decrease on the service and interest cost components of net periodic postretirement health care benefit cost in 2002.

MP Co. also has defined contribution pension and investment plans (Plans) for certain of its employees.  IMC Phosphates' expense for such Plans totaled $4.0 million, $4.4 million and $4.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.  In addition, MP Co. provides benefits such as workers' compensation and disability to certain former or inactive employees after employment but before retirement.

7.     COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) as of December 31 consists of the following:

	2002	2001
Net unrealized gains (losses) on derivative instruments	$ 4.4	$ (7.5)

8.     COMMITMENTS AND CONTINGENCIES

IMC Phosphates purchases sulphur, natural gas and ammonia from third parties under contracts extending in some cases from one to four years.  Purchases under these contracts are generally based on prevailing market prices.  IMC Phosphates has also entered into a five year transportation contract for rock and a ten year transportation and terminaling contract for sulphur.

IMC Phosphates leases various types of properties, including buildings and structures, railcars and various types of equipment through operating leases with terms generally ranging from three to five years.

Summarized below is a schedule of future minimum long-term purchase commitments, based on December 31, 2002 market prices, and minimum lease payments under non‑cancelable operating leases as of December 31, 2002:

	Purchase Commitments	Lease Commitments
2003	$ 311.1	$ 14.8
2004	109.0	13.5
2005	70.0	11.2
2006	27.0	6.8
2007	25.0	4.4
Subsequent years	64.2	11.7
	$ 606.3	$ 62.4

Rental expense for 2002, 2001 and 2000 amounted to $19.4 million, $16.1 million and $16.0 million, respectively.  Spending on purchase commitments for 2002, 2001 and 2000 amounted to $135.1 million, $178.4 million and $281.6 million, respectively.

IMC Phosphates also sells phosphate rock and concentrated phosphates to customers and IMC under contracts extending in some cases for multiple years.  Sales under these contracts, except for certain phosphate rock sales, which are at prices based on IMC Phosphates' cost of production, are generally at prevailing market prices.

In November 1998, PhosChem, of which IMC Phosphates is a member, reached a two-year agreement through the year 2000 to supply diammonium phosphate (DAP) to the China National Chemicals Import and Export Corporation (Sinochem).  In September 2000, Sinochem exercised its option to extend the agreement until December 31, 2002.  This agreement was subsequently replaced by agreement of both parties in December 2001 for shipments in 2002.  In December 2001, PhosChem reached a one-year agreement through the year 2002 to supply DAP to the China National Agricultural Means of Production Group Corporation (CNAMPGC) and Sinochem.  Under each of the contracts' terms, Sinochem and CNAMPGC will receive monthly shipments at prices reflecting the market price at the time of shipment.  Sinochem and CNAMPGC are both state companies with government authority for the import of fertilizers into China.  In December 2002, a new agreement was reached with CNAMPGC for shipment through 2003 at similar volume and price terms.

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

When the permits necessary to commence mining the property have been obtained, IMC Phosphates is obligated to pay CMI an initial royalty payment of $28.9 million (Initial Royalty).  In January 2002, IMC Phosphates exercised its option to extend the permitting period until October 3, 2004, at a cost of $7.2 million, plus interest charges, which will be applied toward the Initial Royalty. In addition to the Initial Royalty, IMC Phosphates is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent the permits are obtained.

On the earlier of (a) ten days after the necessary mining permits have been obtained, or (b) October 3, 2004, IMC Phosphates is required to either (i) pay CMI the remainder of the Initial Royalty amount (Remainder Payment) of $21.7 million; or (ii) give notice to CMI of IMC Phosphates' intent to not make the Remainder Payment, and CMI will have an option to repurchase the property.

USAC Contract
In March 1994, IMC Phosphates signed an agreement with U.S. Agri-Chemicals (USAC) to supply phosphate rock until 2004.  In November 1999, IMC Phosphates and USAC signed an agreement to extend the term until September 2014, with an option for a second extension through September 2024 (New Extended Term).  As part of the new agreement, USAC paid $57.0 million (Near Term Payment), plus interest charges, to IMC Phosphates during the year 2000.  In the event IMC Phosphates and USAC fail to reach agreement on the New Extended Term pricing, either party may elect to terminate the agreement with regard to the New Extended Term.  In such event, IMC Phosphates may be required to refund a prorated share of the Near Term Payment.  In addition, since IMC Phosphates did not obtain permits for new mines at Ona or Pine Level by September 1, 2001, it can elect to terminate the agreement effective no later than October 1, 2007 upon three years' advance written notice.  If IMC so elected, IMC Phosphates would be required to repay the amount of the Near Term payment plus interest charges and less a portion of the costs incurred by IMC in its efforts to obtain permitting.  The Near Term Payment was recorded as deferred revenue and is being amortized over the life of the original contract.

Environmental Matters
IMC Phosphates has contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by IMC Phosphates or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund sites.

At facilities currently or formerly owned by IMC Phosphates or its corporate predecessors, including Freeport McMoRan Inc., PLP and their corporate predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring IMC Phosphates to undertake or fund cleanup.  In some instances, IMC Phosphates has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination.  At other locations, IMC Phosphates has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions.  Taking into consideration established accruals, expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material.  However, material expenditures by IMC Phosphates could be required in the future to remediate the contamination at these or at other current or former sites.

Superfund and equivalent state statutes impose liability without regard to fault or to the legality of a party's conduct on certain categories of persons who are considered to have contributed to the release of "hazardous substances" into the environment.  Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties.  Currently, IMC Phosphates is involved or concluding involvement at less than five Superfund or equivalent state sites.  IMC Phosphates' remedial liability from these sites, either alone or in the aggregate, is not expected to have a material adverse effect on IMC Phosphates' business or financial condition.  As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

IMC Phosphates believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by IMC Phosphates to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to IMC Phosphates' acquisition of facilities or businesses from parties including ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco Inc.; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies and certain other private parties.  IMC Phosphates has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as future anticipated expenditures.

Other
Most of IMC Phosphates' export sales of phosphate crop nutrients are marketed through PhosChem.  As a member, IMC Phosphates is, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for its pro rata share of any operating expenses or other liabilities incurred.  The reimbursements are made through reductions to members' cash receipts from PhosChem.  During the second quarter of 2002, PhosChem entered into a new $65.0 million receivables purchase facility with a bank that replaced prior funding facilities.  This facility supports PhosChem's funding of its purchases of crop nutrients from IMC Phosphates and other PhosChem members and is nonrecourse to IMC Phosphates.

IMC Phosphates has $88.4 million of non-current liabilities for reclamation activities and phosphogypsum closure, primarily in its Florida mining operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of December 31, 2002 IMC Phosphates had $81.0 million in surety bonds outstanding which mature over the course of 2003, and met the financial strength test for the remaining portion of such additional liabilities.  In connection with the outstanding surety bonds, IMC Phosphates has posted $40.0 million of collateral in the form of letters of credit.  There can be no assurance that IMC Phosphates can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

IMC Phosphates also has certain other contingent liabilities with respect to litigation and claims to third parties arising in the ordinary course of business.  IMC Phosphates does not believe that any of these contingent liabilities will have a material adverse impact on IMC Phosphates' business or financial condition.

9.     SULPHUR JOINT VENTURE

In June 2002, IMC Phosphates completed the acquisition of the sulphur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) through Gulf Sulphur Services Ltd., LLLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc. (Savage).  Gulf Services financed the acquisition through $10.0 million equity contributions from both IMC Phosphates and Savage as well as a $34.0 million bank loan to Gulf Services that is non-recourse to IMC Phosphates and Savage.  IMC Phosphates funded its equity contribution through borrowings from IMC.  Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, IMC Phosphates negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers.  IMC Phosphates, PLP and IMC also reached a concurrent agreement with FMS and McMoRan Exploration Co. with respect to certain other transactions, including settlement of outstanding legal disputes.  At the closing, FMS received cash of $58.0 million, predominantly for the acquisition of the sulphur assets.  IMC Phosphates accounts for its investment in Gulf Services using the equity method of accounting.

10.   SALES BY GEOGRAPHIC AREA

Financial information relating to IMC Phosphates' operations by geographic area was as follows:

	2002	2001	2000
Net Sales[a]
United States	$ 772.4	$ 716.0	$ 831.3
China	228.1	120.5	216.9
Other	256.8	334.9	198.6
Consolidated	$1,257.3	$1,171.4	$1,246.8

a  Revenues are attributed to countries based on location of customer.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)a
(Dollars in millions)

Quarter	First	Second	Third[b]	Fourth	Year[b]
2002
Net sales	$ 295.4	$ 336.6	$ 313.7	$ 311.6	$1,257.3
Gross margins	$ 19.2	$ 14.7	$ 30.9	$ 14.3	$ 79.1
Operating earnings	$ 8.4	$ 3.2	$ 20.4	$ 3.7	$ 35.7
Earnings (loss)	$ 3.1	$ (2.2)	$ 16.0	$ (0.9)	$ 16.0
Quarter	First[c]	Second	Third[c]	Fourth	Year[c]
2001
Net sales	$ 299.3	$ 273.2	$ 244.6	$ 354.3	$1,171.4
Gross margins	$ 10.4	$ 0.6	$ (6.3)	$ 3.1	$ 7.8
Operating loss	$ (3.2)	$ (10.0)	$ (23.1)	$ (7.5)	$ (43.8)
Loss	$ (8.9)	$ (18.2)	$ (31.1)	$ (13.9)	$ (72.1)

a For information related to IMC Phosphates' special charges discussed below, see Note 3 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
b Net sales include a price adjustment of $6.5 million related to prior periods.  Operating results include the price adjustment related to prior periods and the unfavorable impact of reduced operating rates due to a sulphur supply shortage in July of $5.3 million.
c First quarter loss includes special charges of $5.2 million related to employee headcount reductions and the write-off of certain deferred costs.  Third quarter loss includes special charges of $6.4 million related to costs to repurchase a plant and accrue for planned demolition costs.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10.   Directors and Executive Officers of the Registrant.

As a partnership, IMC Phosphates has no directors.  MP Co. performs comparable functions for IMC Phosphates.  IMC Phosphates does not employ any executive officers; however, certain management functions are provided to IMC Phosphates by executive officers and other employees of MP Co. and its affiliates, including IMC.   IMC Phosphates has no equity compensation plans.

Item 11.   Executive Compensation.

IMC Phosphates does not employ any executive officers and no compensation was provided by IMC Phosphates to any executive officer for services rendered in any capacity in 2002.  MP Co. and its affiliates, including IMC, provide all services to IMC Phosphates as provided in the Partnership Agreement, for which IMC Phosphates reimburses MP Co. and its affiliates, including IMC, at its cost, including allocated overhead.  Certain services provided by MP Co. and its affiliates, including IMC, are provided by executive officers and other employees of IMC.  In accordance with the Partnership Agreement, MP Co. and its affiliates, including IMC, are reimbursed on a monthly basis for expenses incurred on behalf of IMC Phosphates.  Reference is made to the information set forth in Part I, Item 1, "Business - OTHER MATTERS - Relationship between IMC Phosphates and IMC," of this Annual Report on Form 10-K.

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

Item 13.   Certain Relationships and Related Transactions and Related Stockholder Matters.

Reference is made to the information set forth in Part I, Item 1, "Business - OTHER MATTERS - Relationship between IMC Phosphates and IMC," Item 11, "Executive Compensation," and Notes 1 and 5 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Item 14.   Controls and Procedures.

IMC Phosphates maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in IMC Phosphates' filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  IMC Phosphates' principal executive and financial officers have evaluated IMC Phosphates' disclosure controls and procedures within 90 days of the filing of this Annual Report on Form 10-K and concluded that such disclosure controls and procedures are effective for the purpose for which they were designed.

Subsequent to the date of such evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
	(a)	(1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10‑K.
(2)

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

Date:  March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
John J. Ferguson John J. Ferguson	President (principal executive officer) of IMC Phosphates MP Inc.	March 20, 2003
J. Reid Porter J. Reid Porter	Vice President (principal financial officer) and a Director of IMC Phosphates MP Inc.	March 20, 2003
Robert M. Qualls Robert M. Qualls	Vice President (principal accounting officer) of IMC Phosphates MP Inc.	March 20, 2003
* E. Paul Dunn, Jr.	Director of IMC Phosphates MP Inc.	March 20, 2003
* C. Steven Hoffman	Director of IMC Phosphates MP Inc.	March 20, 2003
* Mary Ann Hynes	Director of IMC Phosphates MP Inc.	March 20, 2003
* Rose Marie Williams	Director of IMC Phosphates MP Inc.	March 20, 2003

*By:    Rose Marie Williams
          Rose Marie Williams
          Attorney-in-fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has or will be sent to security holders of the registrant.

**************************************************************************************************

CERTIFICATION

I, John J. Ferguson, President of IMC Phosphates MP Inc., which is the Managing General Partner of IMC Phosphates Company, and in that capacity also the chief executive officer of IMC Phosphates Company, certify that:

1.   I have reviewed this annual report on Form 10-K of IMC Phosphates Company;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

     John J. Ferguson
John J. Ferguson
President
IMC Phosphates MP Inc.

CERTIFICATION

I, J. Reid Porter, a Vice President of IMC Phosphates MP Inc., which is the Managing General Partner of IMC Phosphates Company, and in that capacity also the chief financial officer of IMC Phosphates Company, certify that:

1.   I have reviewed this annual report on Form 10-K of IMC Phosphates Company;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

      J. Reid Porter
J. Reid Porter
Vice President
IMC Phosphates MP Inc.

**************************************************************************************************

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

Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc., IMC Global Operations Inc. and IMC Phosphates Company

Exhibit 10.i.(b) to the Quarterly Report on Form 10-Q of PLP for the Quarterly Period Ended June 30, 2000*
3.i.(f)

Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc., IMC Global Operations, Inc. and IMC Phosphates Company

Exhibit 10.i.(c) to the Quarterly Report on Form 10-Q of PLP for the Quarterly Period Ended June 30, 2000*
3.i.(g)	Amended and Restated Parent Agreement dated as of May 26, 1995 among IMC Global Operations Inc., PLP, FTX and IMC Phosphates Company	Exhibit 10.5 to the Annual Report on Form 10-K of PLP for the Year Ended December 31, 1995*
4.ii.(a)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008	Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001**
4.ii.(b)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001**
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

Supplemental Indenture dated as of November 6, 2001 between IMC Phosphates MP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(f)

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

Supplemental Indenture dated as of November 26, 2001 between IMC USA Inc. LLC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-103362
4.ii.(h)

Supplemental Indenture dated as of November 26, 2001 between Carey Salt Company, GSL Corporation, IMC Inorganic Chemicals Inc., IMC Kalium Ogden Corp., IMC Salt Inc. and NAMSCO Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-103362
4.ii.(i)

Supplemental Indenture dated as of July 1, 2002 between IMC Sulphur Holdings LLC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-103362
4.ii.(j)

Supplemental Indenture dated as of July 1, 2002 between IMC Global Dutch Holdings B.V., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(d) to Amendment No. 1 to Registration Statement No. 333-103362
4.ii.(k)

Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003, by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.2 to the Current Report on Form 8-K of IMC Global Inc. for February 25, 2003*
4.iii.

Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.ii.(k)	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated May 17, 2001 in the maximum principal sum of $65,000,000	Exhibit 10.ii.b. to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 30, 2002***
10.ii.(l)	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated August 19, 1998 in the maximum principal sum of $52,250,000	Exhibit 10.ii.(l) to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001***
10.ii.(m)	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated May 17, 2001 in the maximum principal sum of $300,000,000	Exhibit 10.ii.a. to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 30, 2002***
23	Consent of Ernst & Young LLP, Independent Auditors		X
24	Powers of Attorney pursuant to which this report has been signed on behalf of certain directors of IMC Phosphates MP Inc.		X
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*SEC File No. 1-9164
**SEC File No. 1-9759
***SEC File No. 333-71510-06