Form 10-Q
period 2003-06-30
IMC PHOSPHATES CO
filed 2003-08-13
CIK 1160701

****************************************************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  X    .  No        .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         .  No  X    .

****************************************************************************

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Phosphates Company (IMC Phosphates) do not include all disclosures normally provided in annual financial statements.  These financial statements, which should be read in conjunction with the financial statements contained in IMC Phosphates' Annual Report on Form 10-K for the year ended December 31, 2002, are unaudited but include all adjustments which the management of IMC Phosphates MP Inc., the managing general partner of IMC Phosphates, considers necessary for fair presentation.  These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements.  Certain 2002 amounts have been reclassified to conform to the 2003 presentation.  Interim results are not necessarily indicative of the results expected for the full year.

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 (In millions)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net sales	$ 297.8	$ 336.6	$ 638.0	$ 632.0
Cost of goods sold	312.2	321.9	667.6	598.1
Gross margins	(14.4)	14.7	(29.6)	33.9
Selling, general and administrative expenses	10.5	11.5	21.5	22.3
Restructuring charges	-	-	2.4	-
Operating earnings (loss)	(24.9)	3.2	(53.5)	11.6
Interest expense	5.5	4.7	10.4	8.9
Other (income) expense, net	(1.0)	0.7	(2.4)	1.8
Earnings (loss) before cumulative effect of a change in accounting principle	(29.4)	(2.2)	(61.5)	0.9
Cumulative effect of a change in accounting principle	-	-	(32.7)	-
Earnings (loss)	$ (29.4)	$ (2.2)	$ (94.2)	$ 0.9

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
 (In millions)

	(Unaudited) June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 0.4	$ 0.1
Receivables, net	96.8	100.8
Inventories, net	227.2	244.3
Other current assets	5.5	8.1
Total current assets	329.9	353.3
Property, plant and equipment, net	1,404.5	1,399.1
Due from Partner, net	9.7	9.7
Other assets	54.6	56.3
Total assets	$ 1,798.7	$ 1,818.4
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 111.7	$ 119.7
Accrued liabilities	52.9	64.5
Due to Partners, net	160.9	158.3
Current maturities of long-term debt (including $4.8 and $9.5 due to IMC Global Inc. as of June 30, 2003 and December 31, 2002, respectively)	9.0	13.7
Total current liabilities	334.5	356.2
Long-term debt, less current maturities (including $340.8 and $269.8 due to IMC Global Inc. as of June 30, 2003 and December 31, 2002, respectively)	379.6	310.8
Due to Partners, net	127.0	126.5
Other noncurrent liabilities	145.9	117.3
Partners' capital	811.7	907.6
Total liabilities and partners' capital	$ 1,798.7	$ 1,818.4

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (In millions)
(Unaudited)

	Six months ended June 30
	2003	2002
Cash Flows from Operating Activities
Earnings (loss)	$ (94.2)	$ 0.9
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	32.7	-
Depreciation, depletion and amortization	46.7	45.4
Other charges	1.8	4.6
Other credits	(19.9)	(4.6)
Changes in:
Receivables, net	4.0	22.8
Inventories, net	17.1	(16.7)
Other current assets	0.1	(3.8)
Accounts payable and accrued liabilities	(19.6)	32.9
Due to Partners, net	2.6	(33.8)
Net cash provided by (used in) operating activities	(28.7)	47.7
Cash Flows from Investing Activities
Capital expenditures	(35.1)	(51.0)
Investment in joint venture	-	(10.0)
Other	-	0.1
Net cash used in investing activities	(35.1)	(60.9)
Cash Flows from Financing Activities
Proceeds from IMC Global Inc. Promissory Notes, net	70.9	18.3
Proceeds from long-term debt	-	1.5
Payments of long-term debt	(6.8)	(6.7)
Net cash provided by financing activities	64.1	13.1
Net change in cash and cash equivalents	0.3	(0.1)
Cash and cash equivalents-beginning of period	0.1	0.9
Cash and cash equivalents-end of period	$ 0.4	$ 0.8

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in millions)
(Unaudited)

1.   RESTRUCTURING CHARGES

To meet current business challenges and as part of IMC Global Inc.'s (IMC) drive to be the industry's low-cost producer, IMC announced an organizational restructuring program (Program) in January 2003.  This Program eliminated 53 positions in IMC Phosphates, all of which had left IMC Phosphates by June 30, 2003, and will focus on reducing additional costs through efficiency improvements.  IMC Phosphates incurred charges of $2.4 million during the first quarter of 2003 associated with severance and related costs for the Program.

Activity related to IMC Phosphates' restructuring accruals during the period January 1, 2003 to June 30, 2003, including the prior restructuring activities, was as follows:

	Accrual as of January 1, 2003	Non-cash Charges [a]	Restructuring Charges	Cash Paid	Accrual as of June 30, 2003
Non-employee exit costs:
Demolition and closure costs	$ 22.2	$ 0.5	$ -	$ (7.4)	$ 15.3
Employee headcount reductions:
Severance benefits	1.4	-	2.4	(1.1)	2.7
Total	$ 23.6	$ 0.5	$ 2.4	$ (8.5)	$ 18.0

aRepresents accretion of the recorded liability.

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in IMC Phosphates' 2002 Annual Report on Form 10-K.

2.   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

On January 1, 2003 IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.  Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset.  Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset.  Upon adoption, IMC Phosphates had the following legal obligations: (i) as a condition to receive permits for the mining of phosphate rock reserves, IMC Phosphates must reclaim lands disturbed by mining; (ii) acidic water in the Phosphogypsum stack (Gyp Stack) ponds and pores must be treated to neutralize the acidity and then released into nearby waters of the state; and (iii) Gyp Stacks at IMC Phosphates' Florida and Louisiana facilities must be closed at the end of their useful lives.   The estimated liability is based on the estimated cost to satisfy the above obligations and then discounted using a credit-adjusted risk-free rate.

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

	Three months ended June 30, 2002	Six months ended June 30, 2002	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Earnings (loss)	$ (2.2)	$ 0.9	$ 16.0	$ (72.1)	$ 41.7
FAS 143 impact	-	0.1	0.2	(2.4)	(2.1)
Adjusted earnings (loss)	$ (2.2)	$ 1.0	$ 16.2	$ (74.5)	$ 39.6

A reconciliation of the Company's liability as of June 30, 2003 is as follows:

Six months ended June 30, 2003
Upon adoption at January 1, 2003	$ 145.5
Liability incurred	8.9
Liability settled	(13.1)
Accretion expense	3.3
Revisions to estimate	0.4
Ending balance	$ 145.0

If SFAS No. 143 had been applied in the prior years, the Company's liability would have been $145.5 million, $139.5 million, $134.3 million and $131.5 million for the years ended December 31, 2002, 2001, 2000 and 1999, respectively.

3.   INVENTORIES

	June 30, 2003	December 31, 2002
Products (principally finished)	$ 181.5	$ 200.8
Operating materials and supplies	48.0	46.0
	229.5	246.8
Less: Allowances	(2.3)	(2.5)
Inventories, net	$ 227.2	$ 244.3

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Comprehensive income (loss):
Earnings (loss)	$ (29.4)	$ (2.2)	$ (94.2)	$ 0.9
Net unrealized gain (loss) on derivative instruments	(0.3)	(1.1)	(2.1)	10.8
Foreign currency translation adjustment	0.2	-	0.4	-
Total comprehensive income (loss) for the period	$ (29.5)	$ (3.3)	$ (95.9)	$ 11.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended June 30, 2003 vs. three months ended June 30, 2002

IMC Phosphates' net sales for the second quarter of 2003 decreased 12 percent to $297.8 million compared to $336.6 million for the same period last year largely as a result of lower concentrated phosphate sales volumes, partially offset by higher sales prices.  Lower shipments of concentrated phosphates, primarily diammonium phosphate (DAP), unfavorably impacted net sales by $56.9 million.  Average DAP prices increased 17 percent to $158 per short ton in the second quarter of 2003 from $135 per short ton in the second quarter of 2002.

Gross margins decreased to a negative $14.4 million for the second quarter of 2003 compared to a positive $14.7 million for the second quarter of last year.  Margins were unfavorable as a result of higher raw material costs, specifically sulphur and ammonia, of $36.9 million, higher phosphate operating costs of $15.5 million and higher idle plant costs of $6.4 million, partially offset by higher phosphate sales prices of $28.2 million.  The higher idle plant costs resulted from the shutdown of the balance of the Louisiana production in June and the continued idling of a Florida rock mine through April to reduce inventory levels and cash outflow.  Prior to June, approximately 30 percent of IMC Phosphates' Louisiana concentrated phosphate output had been idled to balance supply and current market demand.

________________________________________________
1 All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as "except," "anticipate," "believe," "may," "should," "could" or "estimate."  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where IMC Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of IMC Phosphates; the willingness of IMC to continue to loan funds to IMC Phosphate; the impact of competitive products; pressure on prices realized by IMC Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of IMC Phosphates' products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing an d marketing products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving IMC Phosphates; success in implementing IMC Phosphates' various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in IMC Phosphates' Securities and Exchange Commission reports.
________________________________________________

Interest expense for the second quarter of 2003 increased $0.8 million to $5.5 million from $4.7 million as a result of increased working capital borrowings from IMC.

Other (income) expense, net changed $1.7 million from $0.7 million of expense in the second quarter of 2002 to $1.0 million of income in the second quarter of 2003 mainly because of $0.7 million of income received from IMC Phosphates' investment in Gulf Sulphur Services Ltd., LLLP (Gulf Services) and a $0.5 million gain on natural gas forward purchase contracts related to facilities temporarily idled during the second quarter of 2003.  Per SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

Six months ended June 30, 2003 vs. six months ended June 30, 2002

IMC Phosphates' net sales for the six months of 2003 increased one percent to $638.0 million compared to $632.0 million for the same period last year largely as a result of higher concentrated phosphate sales prices, partially offset by lower concentrated phosphate sales volumes.  Average DAP prices increased ten percent to $149 per short ton in the first half of 2003 from $135 per short ton in the first half of 2002.  Lower shipments of concentrated phosphates, primarily DAP, unfavorably impacted net sales by $39.9 million.

Gross margins decreased to a negative $29.6 million for the first six months of 2003 compared to a positive $33.9 million for the first six months of last year.  Margins were unfavorable as a result of higher raw material costs, specifically sulphur and ammonia, of $67.7 million, higher phosphate operating costs of $27.4 million and higher idle plant costs of $12.2 million, partially offset by higher phosphate sales prices of $44.1 million.  The higher idle plant costs resulted from the three month idling of a Florida rock mine and the shutdown of the balance of the Louisiana production in June to reduce inventory levels and cash outflow.  Prior to June, approximately 30 percent of IMC Phosphates' Louisiana concentrated phosphate output had been idled to balance supply and current market demand.

For a discussion of restructuring charges, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Interest expense for the first half of 2003 increased $1.5 million to $10.4 million from $8.9 million as a result of increased working capital borrowings from IMC.

Other (income) expense, net changed $4.2 million from $1.8 million of expense in the first half of 2002 to $2.4 million of income in the first half of 2003 mainly because of $1.4 million of income received from IMC Phosphates' investment in Gulf Services and a $2.4 million gain on natural gas forward purchase contracts related to facilities temporarily idled during the second quarter of 2003.  Per SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

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

Capital Resources and Liquidity

Historically, IMC Phosphates has satisfied its borrowing needs through IMC.  IMC Phosphates has three promissory notes (Promissory Notes) payable to IMC for borrowings up to $300.0 million, $65.0 million and $4.8 million.  The $300.0 million and $65.0 million demand notes have variable rates, based on LIBOR plus the applicable margin as defined in the new senior secured facilities entered into by IMC on May 17, 2001 (New Credit Facility), which was 5.3125 percent as of June 30, 2003.  The $4.8 million note bears interest at a rate of 6.5 percent, with payments of principal due in quarterly installments through 2003.  IMC Phosphates had borrowed $275.8 million, $65.0 million and $4.8 million, respectively, as of June 30, 2003.  IMC is considering entering into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted.

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

As of June 30, 2003, IMC had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit totaling $80.9 million, $2.6 million of which do not reduce availability under the Revolving Credit Facility, and $259.7 million outstanding under the Term Loan Facility.  The net available additional borrowings under the Revolving Credit Facility as of June 30, 2003, were approximately $131.7 million.

Most of IMC's sales of potash into and from the United States are made through a subsidiary, IMC USA Inc. LLC (IMC USA).  On May 7, 2003, IMC USA entered into a new five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to $52.5 million, initially bearing interest at LIBOR plus 275 basis points, secured by its accounts receivable and inventory, with the maximum amount of borrowings determined by factors principally relating to the amount and nature of accounts receivable and inventory that secure it.  The Potash Facility is available for general corporate purposes of IMC USA, including the working capital requirements of IMC Potash. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of IMC and the parent of IMC USA. Neither IMC nor any other subsidiary is a guarantor for the borrowings under the Potash Facility.  As of June 30, 2003 IMC had $29.1 million outstanding under the Potash Facility.

In June 2003, IMC sold 2.75 million shares of 7.5 percent Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Preferred Shares) for net proceeds of $133.4 million.  The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of IMC's common stock on July 1, 2006.  The net proceeds of the offering will be used for general corporate purposes, which may include funding working capital and debt reduction.

The Preferred Shares have an initial conversion rate of not more than 7.8616 shares of IMC's common stock and not less than 6.4440 shares of IMC's common stock, based upon the average market price of IMC's common stock.  At any time prior to the mandatory conversion of the Preferred Shares, the holder may elect to convert each of such holder's Preferred Shares into 6.4440 shares of IMC's common stock.  In addition, if the closing price per share of IMC's common stock exceeds $11.64 for at least 20 trading days within a period of 30 consecutive trading days, IMC may elect to cause the conversion of all of the Preferred Shares then outstanding for shares of common stock at a conversion rate of 6.4440 shares of common stock for each Preferred Share; in such event IMC must also pay the holder, in cash, the present value of all the remaining dividend payments to and including July 1, 2006.  In the event of a merger, acquisition or consolidation in which at least 30% of the consideration for shares of IMC's common stock consists of cash or cash equivalents, each holder of Preferred Shares will have the right to convert such holder's Preferred Shares into common stock at the mandatory conversion rate.  The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the average market price of IMC's common stock.  The conversion rates and the numbers of shares of IMC's common stock issuable upon a conversion are subject to anti-dilution adjustments under certain circumstances.

Dividends on the Preferred Shares are cumulative.  Dividend rights and liquidation preferences of the Preferred Stock are senior to those of IMC's common stock.  IMC is permitted (subject to compliance with the registration provisions under the Securities Act of 1933 and other applicable requirements) to pay dividends on the Preferred Shares by delivering common stock to the transfer agent for the Preferred Shares, which common stock would be sold to pay the dividend.

Holders of the Preferred Shares do not have voting rights except, in general: (i) as required by applicable Delaware law, (ii) the right (together with holders of other preferred stock having dividend preferences similar to the Preferred Shares) to elect two directors in the event dividends on the Preferred Shares (and any other such preferred stock) are not paid for six quarters, (iii) in the event of certain amendments to IMC's certificate of incorporation that adversely affect the holders of Preferred Shares, and (iv) in connection with certain issuances or authorizations of securities having dividend or liquidation preferences senior to the Preferred Shares.

IMC Phosphates incurs non-current liabilities for reclamation activities and phosphogypsum stack closure, primarily in its Florida mining operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of June 30, 2003, IMC Phosphates had $83.7 million in surety bonds outstanding, which mature over the next twelve months, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, IMC Phosphates, through IMC, has posted $40.0 million of collateral in the form of letters of credit.  There can be no assurance that IMC Phosphates can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

On August 1, 2003 IMC issued $400.0 million principal amount of new 10.875 percent Notes due 2013 with net proceeds before fees and expenses of $391.1 million (August Note Offering). The proceeds of the August Note Offering, together with $59.4 million of proceeds from the Preferred Shares, were used: (i) to repurchase $140.4 million of the 6.55 percent notes due 2005 and $273.1 million of the 7.63 percent notes due 2005 pursuant to a tender offer (Tender Offer) commenced on June 23, 2003 which will result in a pre-tax charge of $1.9 million for early debt retirement in the third quarter of 2003; (ii) to pay $23.3 million of tender premiums related to the Tender Offer; (iii) to pay $5.6 million of accrued interest related to the repurchased bonds; and (iv) to pay related fees and expenses.  The 10.875% Notes due 2013 contain covenants similar to the covenants relating to the Notes.

Net cash used in operating activities totaled $28.7 million for the first six months of 2003 versus net cash provided by operating activities of $47.7 million for the same period in 2002.  The fluctuation of $76.4 million primarily resulted from a reduction in earnings from operations.

Net cash used in investing activities for the first six months of 2003 of $35.1 million decreased $25.8 million from $60.9 million for the first six months of 2002.  This decrease was the result of reduced capital expenditures during the 2003 and the absence of the $10.0 million investment in Gulf Services made by IMC Phosphates in 2002.  IMC Phosphates estimates that its capital expenditures for 2003 will approximate $85.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the six-month period ending June 30, 2003 was $64.1 million compared to $13.1 million for the same period in 2002.   This increase resulted from increased working capital borrowings from IMC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  IMC Phosphates periodically enters into natural gas forward purchase contracts to reduce the risk related to significant price changes in natural gas, but not for trading purposes.  IMC Phosphates conducted sensitivity analysis of certain financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings as of June 30, 2003.  Holding all other variables constant, the hypothetical adverse changes would increase IMC Phosphates' interest expense by $3.4 million for the next twelve months.  As of June 30, 2003, none of IMC Phosphates' exposure to the other risk factors discussed above had materially changed from December 31, 2002.

Item 4. Controls and Procedures.

IMC Phosphates maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in IMC Phosphates' filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  IMC Phosphates' management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of IMC Phosphates' disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  IMC Phosphates' principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

There was no change in the IMC Phosphates' internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, IMC Phosphates' internal control over financial reporting.

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

Date: August 13, 2003

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.(a)

Supplemental Indenture dated as of July 3, 2003 between IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2003*
4.ii.(b)

Amendment No. 1 dated as of June 4, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.ii.(b) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2003*
4.ii.(c)

Amendment No. 2 dated as of June 20, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agents, and the lenders party thereto

Exhibit 4.ii.(c) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2003*
31.1	Certification Required by Rule 13a-14(a)		X
31.2	Certification Required by Rule 13a-14(a)		X
32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

SEC File No. 1-9759.