Form 10-Q
period 2003-09-30
IMC PHOSPHATES CO
filed 2003-11-13
CIK 1160701

****************************************************************

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 333-71510-06

IMC Phosphates Company
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3892806 (I.R.S. Employer Identification No.)
100 S. Saunders Road Lake Forest, Illinois 60045 (847) 739-1200 (Address and zip code of principal executive offices and registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    .  No        .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         .  No  X    .

****************************************************************

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

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net sales	$ 292.3	$ 313.7	$ 930.3	$ 945.7
Cost of goods sold	294.4	282.8	962.0	880.9
Gross margins	(2.1)	30.9	(31.7)	64.8
Selling, general and administrative expenses	10.5	10.5	32.0	32.8
Restructuring charges	-	-	2.4	-
Operating earnings (loss)	(12.6)	20.4	(66.1)	32.0
Interest expense	5.7	4.7	16.1	13.6
Other (income) expense, net	(2.9)	(0.3)	(5.3)	1.5
Earnings (loss) before cumulative effect of a change in accounting principle	(15.4)	16.0	(76.9)	16.9
Cumulative effect of a change in accounting principle	-	-	(32.7)	-
Earnings (loss)	$ (15.4)	$ 16.0	$ (109.6)	$ 16.9

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

	(Unaudited) September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 1.4	$ 0.1
Receivables, net	91.1	100.8
Inventories, net	263.4	244.3
Other current assets	3.5	8.1
Total current assets	359.4	353.3
Property, plant and equipment, net	1,399.8	1,399.1
Due from Partner, net	9.7	9.7
Other assets	54.5	56.3
Total assets	$ 1,823.4	$ 1,818.4
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 125.1	$ 119.7
Accrued liabilities	55.3	64.5
Due to Partners, net	160.0	158.3
Current maturities of long-term debt (including $4.8 and $9.5 due to IMC Global Inc. as of September 30, 2003 and December 31, 2002, respectively)	9.0	13.7
Total current liabilities	349.4	356.2
Long-term debt, less current maturities (including $376.4 and $269.8 due to IMC Global Inc. as of September 30, 2003 and December 31, 2002, respectively)	414.2	310.8
Due to Partners, net	129.3	126.5
Other noncurrent liabilities	140.5	117.3
Partners' capital	790.0	907.6
Total liabilities and partners' capital	$ 1,823.4	$ 1,818.4

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)
	Nine months ended September 30
	2003	2002
Cash Flows from Operating Activities
Earnings (loss)	$ (109.6)	$ 16.9
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	32.7	-
Depreciation, depletion and amortization	71.0	69.2
Other charges	2.4	7.5
Other credits	(18.7)	(7.0)
Changes in:
Receivables, net	9.7	39.8
Inventories, net	(19.1)	(36.6)
Other current assets	0.1	(6.0)
Accounts payable and accrued liabilities	(11.9)	(5.5)
Due to Partners, net	1.7	(1.2)
Net cash provided by (used in) operating activities	(41.7)	77.1
Cash Flows from Investing Activities
Capital expenditures	(55.9)	(74.4)
Investment in joint venture	-	(10.0)
Other	0.2	1.5
Net cash used in investing activities	(55.7)	(82.9)
Cash Flows from Financing Activities
Proceeds from IMC Global Inc. Promissory Notes, net	106.6	15.6
Proceeds from long-term debt	-	2.2
Payments of long-term debt	(7.9)	(10.1)
Net cash provided by financing activities	98.7	7.7
Net change in cash and cash equivalents	1.3	1.9
Cash and cash equivalents-beginning of period	0.1	0.9
Cash and cash equivalents-end of period	$ 1.4	$ 2.8

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

Activity related to IMC Phosphates' restructuring accruals during the period January 1, 2003 to September 30, 2003, including the prior restructuring activities, was as follows:

	Accrual as of January 1, 2003	Non-cash Charges [a]	Restructuring Charges	Cash Paid	Accrual as of September 30, 2003
Non-employee exit costs:
Demolition and closure costs	$ 22.2	$ 0.4	-	$ 8.9	$ 13.7
Employee headcount reductions:
Severance benefits	1.4	-	2.4	1.6	2.2
Total	$ 23.6	$ 0.4	$ 2.4	$ 10.5	$ 15.9

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

	Three months ended September 30, 2002	Nine months ended September 30, 2002	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Earnings (loss)	$ 16.0	$ 16.9	$ 16.0	$ (72.1)	$ 41.7
FAS 143 impact	0.1	0.2	0.2	(2.4)	(2.1)
Adjusted earnings (loss)	$ 16.1	$ 17.1	$ 16.2	$ (74.5)	$ 39.6

A reconciliation of the Company's liability as of September 30, 2003 is as follows:

Nine months ended September 30, 2003
Upon adoption at January 1, 2003	$ 145.5
Liability incurred	13.9
Liability settled	(21.4)
Accretion expense	4.2
Revisions to estimate	0.7
Ending balance	$ 142.9

If SFAS No. 143 had been applied in the prior years, the Company's liability would have been $145.5 million, $139.5 million, $134.3 million and $131.5 million for the years ended December 31, 2002, 2001, 2000 and 1999, respectively.

3.   INVENTORIES

	September 30, 2003	December 31, 2002
Products (principally finished)	$ 215.2	$ 200.8
Operating materials and supplies	51.1	46.0
	266.3	246.8
Less: Allowances	(2.9)	(2.5)
Inventories, net	$ 263.4	$ 244.3

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Comprehensive income (loss):
Earnings (loss)	$ (15.4)	$ 16.0	$ (109.6)	$ 16.9
Net unrealized gain (loss) on derivative instruments	(6.3)	0.6	(8.4)	11.4
Foreign currency translation adjustment	-	-	0.4	-
Total comprehensive income (loss) for the period	$ (21.7)	$ 16.6	$ (117.6)	$ 28.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended September 30, 2003 vs. three months ended September 30, 2002

IMC Phosphates' net sales for the third quarter of 2003 decreased seven percent to $292.3 million compared to $313.7 million for the same period last year largely as a result of lower concentrated phosphate sales volumes, reduced rock sales of $6.8 million and lower feed ingredient sales of $6.0 million, partially offset by higher sales prices.  Lower shipments of concentrated phosphates, primarily diammonium phosphate (DAP), unfavorably impacted net sales by $25.5 million.  Average DAP prices increased eight percent to $156 per short ton in the third quarter of 2003 from $145 per short ton in the third quarter of 2002.  Lower feed ingredient sales occurred because of increased domestic competition and an overall domestic industry downturn.

Gross margins decreased to a negative $2.1 million for the third quarter of 2003 compared to $30.9 million for the third quarter of last year.  Margins were unfavorable as a result of higher raw material costs, specifically sulphur and ammonia, of $30.6 million, higher phosphate operating costs of $9.3 million, higher idle plant costs of $5.2 million and lower concentrated phosphate sales volumes of $3.2 million, partially offset by higher phosphate sales prices of $16.5 million.  The higher idle plant costs resulted from the total shutdown of Louisiana production for the month of July.  Approximately 30 percent of IMC's Louisiana concentrated phosphate output continued to be idled in August and September to balance supply and current market demand.  This is a situation that is expected to be maintained until market conditions show sufficient and sustained improvements.

Interest expense for the third quarter of 2003 increased $1.0 million to $5.7 million from $4.7 million as a result of increased working capital borrowings from IMC.

Other (income) expense, net changed $2.6 million from $0.3 million of income in the third quarter of 2002 to $2.9 million of income in the third quarter of 2003 mainly because of $0.7 million of income received from the sale of mineral rights and a $1.2 million gain on natural gas forward purchase contracts related to facilities temporarily idled during the third quarter of 2003.  Per SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

______________________________
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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where IMC Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of IMC Phosphates; the willingness of IMC to continue to loan funds to IMC Phosphates; the impact of competitive products; pressure on prices realized by IMC Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of IMC Phosphates' products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving IMC Phosphates; success in implementing IMC Phosphates' various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in IMC Phosphates' Securities and Exchange Commission reports.

Nine months ended September 30, 2003 vs. nine months ended September 30, 2002

IMC Phosphates' net sales for the nine months of 2003 decreased two percent to $930.3 million compared to $945.7 million for the same period last year largely as a result of lower concentrated phosphate sales volumes and lower feed ingredient sales of $16.5 million, partially offset by higher concentrated phosphate sales prices.  Lower shipments of concentrated phosphates, primarily DAP, unfavorably impacted net sales by $65.4 million.  Average DAP prices increased nine percent to $151 per short ton in the first nine months of 2003 from $138 per short ton in the first nine months of 2002.  Lower feed ingredient sales occurred because of increased domestic competition and an overall domestic industry downturn.

Gross margins decreased to a negative $31.7 million for the first nine months of 2003 compared to a positive $64.8 million for the first nine months of last year.  Margins were unfavorable as a result of higher raw material costs, specifically sulphur and ammonia, of $98.3 million, higher phosphate operating costs of $35.2 million and higher idle plant costs of $17.4 million, partially offset by higher phosphate sales prices of $60.6 million.  The higher idle plant costs resulted from the three month idling of a Florida rock mine and the total shutdown of the Louisiana production for the months of June and July to reduce inventory levels and cash outflow.  Prior to June and subsequent to July, approximately 30 percent of IMC's Louisiana concentrated phosphate output had been idled to balance supply and current market demand.  This is a situation that is expected to be maintained until market conditions show sufficient and sustained improvement.

For a discussion of restructuring charges, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Interest expense for the first nine months of 2003 increased $2.5 million to $16.1 million from $13.6 million as a result of increased working capital borrowings from IMC.

Other (income) expense, net changed $6.8 million from $1.5 million of expense in the nine months of 2002 to $5.3 million of income in the nine months of 2003 mainly because of $0.7 million of income from the sale of mineral rights, a $1.7 million favorable variance from income received from IMC Phosphates' investment in Gulf Sulphur Services Ltd., LLLP (Gulf Services) and a $3.6 million gain on natural gas forward purchase contracts related to facilities temporarily idled during the second and third quarters of 2003.  Per SFAS No. 133, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

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

Capital Resources and Liquidity

Historically, IMC Phosphates has satisfied its borrowing needs through IMC.  IMC Phosphates has three promissory notes (Promissory Notes) payable to IMC for borrowings up to $400.0 million, $65.0 million and $4.8 million.  The $400.0 million and $65.0 million demand notes have variable rates, based on LIBOR plus the applicable margin as defined in the senior secured facilities entered into by IMC on May 17, 2001 (Credit Facility), which was 5.125 percent as of September 30, 2003.  The $4.8 million note bears interest at a rate of 6.5 percent, with payments of principal due in quarterly installments through 2003.  In order to meet the ongoing liquidity needs of IMC Phosphates, on September 1, 2003 the $400.0 million promissory note was amended to increase the maximum amount available from $300.0 million to $400.0 million.  All other terms remained unchanged.  IMC Phosphates had borrowed $311.5 million, $65.0 million and $4.8 million, respectively, as of September 30, 2003.  IMC has advised IMC Phosphates that it does not intend to demand payment on the Promissory Notes prior to October 1, 2004; however, IMC has entered into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted.  The Promissory Notes evidencing the obligations to IMC have been classified as long-term.

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

IMC's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test.  In addition, the credit facilities contain certain covenants and events of default.  Most of IMC's various material debt instruments have cross-default provisions.  In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default.  Of IMC's material debt instruments, the Credit Facility has the lowest specified threshold amount, $20.0 million.  IMC's access to funds is dependent upon its product prices, input costs and market conditions.  During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that IMC would be able to comply with applicable financial covenants or meet its liquidity needs. IMC cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized; or that future borrowings will be available when needed or in an amount sufficient to enable IMC to repay indebtedness or to fund other liquidity needs.

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

IMC Phosphates has historically relied on borrowings from IMC as a principal source of liquidity.  Pursuant to the Credit Facility, IMC and certain of its domestic subsidiaries, including IMC Phosphates, may borrow up to approximately $470.0 million.  The Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of approximately $260.0 million.

The Credit Facility requires IMC to meet certain financial tests, including but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility). In addition, the Credit Facility contains certain covenants, including limitations on the payment of dividends, and events of default.

As of September 30, 2003, IMC had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit totaling $82.5 million, $2.6 million of which do not reduce availability under the Revolving Credit Facility, and $259.0 million outstanding under the Term Loan Facility.  The net available additional borrowings under the Revolving Credit Facility as of September 30, 2003, were approximately $130.1 million.

Most of IMC's sales of potash into and from the United States are made through a subsidiary, IMC USA Inc. LLC (IMC USA).  On May 7, 2003, IMC USA entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275 basis points), and are secured by IMC USA's accounts receivable and inventory.  The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of IMC and the parent of IMC USA. Neither IMC, nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of September 30, 2003, the Potash Facility had a borrowing base that could support borrowings up to $31.9 million, of which IMC USA had borrowed $17.3 million. The net available borrowings under the Potash Facility as of September 30, 2003 were $14.6 million.

In June 2003, IMC sold 2.75 million shares of 7.5 percent Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Preferred Shares) for net proceeds of $133.1 million.  The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of IMC's common stock on July 1, 2006.  The net proceeds of the offering were used for general corporate purposes, which included funding working capital and debt reduction.  The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the average market price of IMC's common stock.

On August 1, 2003 IMC issued $400.0 million principal amount of new 10.875 percent Notes due 2013 with net proceeds before fees and expenses of $391.1 million (August Note Offering). The proceeds of the August Note Offering, together with $59.4 million of proceeds from the Preferred Shares, were used to: (i) repurchase $140.4 million of the 6.55 percent notes due 2005 and $273.1 million of the 7.625 percent notes due 2005 pursuant to tender offers (Tender Offers) completed on August 1, 2003; (ii) pay $23.3 million of tender premiums related to the Tender Offers; (iii) pay $5.6 million of accrued interest related to the repurchased bonds; and (iv) pay related fees and expenses.  The 10.875 percent notes due 2013 contain covenants similar to and rank pari pasu with the Company's 10.875 percent notes due 2008 and the 11.25 percent notes due 2011 (collectively the Notes) and are guaranteed by the same subsidiaries of IMC, including IMC Phosphates, that guarantee the 10.875 percent notes due 2008 and 11.25 percent notes due 2011.  The guarantees by IMC Phosphates are limited by the amount of intercompany debt owed by IMC Phosphates and Phosphate Resource Partners Limited Partnership to IMC and its other subsidiaries. The Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of September 30, 2003, the Company had $24.8 million available for the payment of cash dividends with respect to its common and preferred stock.

IMC Phosphates incurs liabilities for reclamation activities and phosphogypsum stack closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of September 30, 2003, IMC Phosphates had $84.4 million in surety bonds outstanding, which mature over the next twelve months, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, IMC Phosphates, through IMC, has posted $40.0 million of collateral in the form of letters of credit.  There can be no assurance that IMC Phosphates will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

New financial responsibility rules for closure and long-term care of phosphogypsum stacks in the State of Florida are expected to be implemented beginning in 2004.  In addition to more stringent financial tests than the current rules, the new rules call for the phasing out of the financial test mechanism in lieu of liquid financial assurance mechanisms (such as surety bonds, letters of credit, closure insurance or escrow accounts) over the next 20 years.  In addition, the cost of treating phosphogypsum waste water must be phased in as part of the closure costs over the next 20 years.  All such costs are currently recognized as liabilities in accordance with SFAS No.143.

Net cash used in operating activities totaled $41.7 million for the first nine months of 2003 versus net cash provided by operating activities of $77.1 million for the same period in 2002.  The fluctuation of $118.8 million primarily resulted from a reduction in operating earnings.

Net cash used in investing activities for the first nine months of 2003 of $55.7 million decreased $27.2 million from $82.9 million for the first nine months of 2002.  This decrease was the result of reduced capital expenditures during 2003 and the absence of the $10.0 million investment in Gulf Services made by IMC Phosphates in 2002.  IMC Phosphates estimates that its capital expenditures for 2003 will approximate $75.0 million and will be financed primarily from borrowings.

Net cash provided by financing activities for the nine-month period ending September 30, 2003 was $98.7 million compared to $7.7 million for the same period in 2002.   This increase resulted from increased working capital borrowings from IMC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  IMC Phosphates periodically enters into natural gas forward purchase contracts to reduce the risk related to significant price changes in natural gas, but not for trading purposes.  IMC Phosphates conducted sensitivity analysis of certain financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings as of September 30, 2003.  Holding all other variables constant, the hypothetical adverse changes would increase IMC Phosphates' interest expense by $3.8 million for the next twelve months.  IMC Phosphates has increased the amount of its natural gas forward purchase contracts since December 31, 2002 to a notional amount of 9.9 million mmbtu as of September 30, 2003.  The contracts extend through October 31, 2004 and have an average price of $5.28 per mmbtu.  As of September 30, 2003, none of IMC Phosphates' exposure to the other risk factors discussed above had materially changed from December 31, 2002.

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

IMC PHOSPHATES COMPANY
By:	IMC Phosphates MP Inc. Its Managing General Partner J. Reid Porter J. Reid Porter Vice President of IMC Phosphates MP Inc. (on behalf of the registrant and as principal financial officer)

Date: November 13, 2003

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.(a)	Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013	Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended September 30, 2003*
4.ii.(b)

Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011

Exhibit 4.ii.(b) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended September 30, 2003*
4.ii.(c)

Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013

Exhibit 4.ii.(c) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended September 30, 2003*
10.ii.	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated September 1, 2003 in the maximum principal sum of $400,000,000		X
31.1	Certification Required by Rule 13a-14(a)		X
31.2	Certification Required by Rule 13a-14(a)		X
32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*SEC File No. 1-9759.