Form 10-Q
period 2004-03-31
IMC PHOSPHATES CO
filed 2004-05-07
CIK 1160701

******************************************

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Phosphates Company (IMC Phosphates) do not include all disclosures normally provided in annual financial statements.  These financial statements, which should be read in conjunction with the financial statements contained in IMC Phosphates' Annual Report on Form 10-K for the year ended December 31, 2003, are unaudited but include all adjustments which the management of IMC Phosphates MP Inc. (MP Co.), the managing general partner of IMC Phosphates, considers necessary for fair presentation.  These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements.  Certain 2003 amounts have been reclassified to conform to the 2004 presentation.  Interim results are not necessarily indicative of the results expected for the full year.

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended March 31
	2004	2003
Net sales	$ 347.4	$ 340.2
Cost of goods sold	329.0	355.4
Gross margins	18.4	(15.2)
Selling, general and administrative expenses	10.7	11.0
Restructuring charges	-	2.4
Operating earnings (loss)	7.7	(28.6)
Interest expense	4.7	4.9
Other income, net	(0.3)	(1.4)
Earnings (loss) before cumulative effect of a change in accounting principle	3.3	(32.1)
Cumulative effect of a change in accounting principle	-	(32.7)
Earnings (loss)	$ 3.3	$ (64.8)

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

	(Unaudited) March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 0.3	$ 0.6
Receivables, net	122.7	123.3
Inventories, net	271.3	225.9
Other current assets	13.0	9.4
Total current assets	407.3	359.2
Property, plant and equipment, net	1,381.1	1,390.7
Due from Partner, net	9.4	9.4
Other assets	51.7	49.8
Total assets	$ 1,849.5	$ 1,809.1
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 143.8	$ 161.9
Accrued liabilities	47.8	54.3
Due to Partners, net	178.3	160.8
Current maturities of long-term debt	4.3	4.0
Total current liabilities	374.2	381.0
Long-term debt, less current maturities (including $383.5 and $314.5 due to IMC Global Inc. as of March 31, 2004 and December 31, 2003, respectively)	418.7	351.2
Due to Partners, net	133.7	132.8
Other noncurrent liabilities	134.3	140.6
Partners' capital	788.6	803.5
Total liabilities and partners' capital	$ 1,849.5	$ 1,809.1

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2004	2003
Cash Flows from Operating Activities
Earnings (loss)	$ 3.3	$ (64.8)
Adjustments to reconcile earnings (loss) to net cash used in operating activities:
Cumulative effect of a change in accounting principle	-	32.7
Depreciation, depletion and amortization	25.6	22.9
Other charges	8.1	0.8
Other credits	(1.9)	(17.2)
Changes in:
Receivables, net	0.6	(10.3)
Inventories, net	(45.4)	38.8
Other current assets	0.9	0.1
Accounts payable and accrued liabilities	(37.7)	(7.4)
Due to Partners, net	(5.2)	2.8
Net cash used in operating activities	(51.7)	(1.6)
Cash Flows from Investing Activities
Capital expenditures	(16.4)	(18.0)
Net cash used in investing activities	(16.4)	(18.0)
Cash Flows from Financing Activities
Proceeds from IMC Global Inc. Promissory Notes, net	69.0	24.2
Payments of long-term debt	(1.2)	(3.4)
Net cash provided by financing activities	67.8	20.8
Net change in cash and cash equivalents	(0.3)	1.2
Cash and cash equivalents-beginning of period	0.6	0.1
Cash and cash equivalents-end of period	$ 0.3	$ 1.3

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.   RESTRUCTURING CHARGES

Activity related to IMC Phosphates' restructuring accruals during the period January 1, 2004 to March 31, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of March 31, 2004
Non-employee exit costs:
Demolition and closure costs	$ 18.8	$ (1.2)	$ 17.6
Employee headcount reductions:
Severance benefits	0.7	(0.2)	0.5
Total	$ 19.5	$ (1.4)	$ 18.1

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in IMC Phosphates' 2003 Annual Report on Form 10-K.

2.   INVENTORIES

	March 31, 2004	December 31, 2003
Products (principally finished)	$ 221.2	$ 177.2
Operating materials and supplies	53.5	51.7
	274.7	228.9
Less: Allowances	(3.4)	(3.0)
Inventories, net	$ 271.3	$ 225.9

3.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended March 31
	2004	2003
Comprehensive income (loss):
Earnings (loss)	$ 3.3	$ (64.8)
Net unrealized gain (loss) on derivative instruments	4.5	(1.8)
Foreign currency translation adjustment	(0.1)	0.2
Total comprehensive income (loss) for the period	$ 7.7	$ (66.4)

4.   PENSION PLANS AND OTHER BENEFITS

The components of pension and other benefits costs for the three months ended March 31 were as follows:

	Pension Plans		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
Service cost	$ 0.8	$ 1.1	$ 0.2	$ 0.3
Interest cost	2.5	2.7	0.5	0.6
Return on plan assets	(1.7)	(2.1)	-	-
Net amortization and deferral	0.7	0.7	(1.0)	(0.6)
Curtailments and settlements	-	0.3	-	(0.3)
Net pension and other benefits (income) expense	$ 2.3	$ 2.7	$(0.3)	$ -

MP Co. estimates that contributions to the Pension Plans will be $20.3 million in 2004.  The Company's estimated contributions to the Other Benefits Plans are generally on schedule with the dollar estimates disclosed in IMC Phosphates' 2003 Annual Report on Form 10-K.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006.   The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer's program.

Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that presently enacted changes in law impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under SFAS No. 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of the Act.

Also in December 2003, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position SFAS No. 106-1, which allows for a one-time election to defer the accounting for the Act.  IMC Phosphates has chosen to defer recognition of the potential effects of the Act in these 2004 disclosures.  Therefore, the information reported in these financial statements does not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is pending and that guidance, when issued, could require IMC Phosphates to change previously reported information.

In 2004, IMC Phosphates intends to review the Other Benefits Plans in light of the Act.  The Company will most likely amend the Other Benefits Plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government.  As a result, IMC Phosphates anticipates that the Other Benefits Plans' obligations and costs could be reduced once those amendments are adopted and/or the government subsidies are considered.

5.   CARGILL CROP NUTRITION AND PLP MERGERS

IMC Global Inc. (IMC) and Cargill, Incorporated (Cargill) announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company.  Under terms of the definitive agreement, IMC common stockholders and Cargill will own on a pro forma basis 33.5 percent and 66.5 percent, respectively, of the outstanding common shares of the new company.  On April 8, 2004, Global Nutrition Solutions, Inc. filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission (SEC) containing a preliminary proxy statement/prospectus regarding the proposed transaction between IMC and Cargill Crop Nutrition.  The combination is subject to regulatory approval in the U.S., Brazil, Canada and several other countries; the approval of IMC's common shareholders; the completion of the Phosphate Resource Partners Limited Partnership (PLP) merger referred to below; and satisfaction of other customary closing conditions.   Necessary antitrust or competition processes required in several other jurisdictions, including China, have been fully satisfied.  Closing is anticipated in the summer of 2004.  IMC will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to its common stockholders until the SEC has completed its review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

On March 19, 2004, IMC and PLP announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC.  Pursuant to the merger, each publicly traded PLP unit would be converted into the right to receive 0.2 shares of IMC common stock.  Alpine Capital and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) have agreed to support such a transaction.  On April 20, 2004, IMC filed a Registration Statement on Form S-4 with the SEC containing a preliminary proxy statement/prospectus regarding the proposed PLP merger.  The PLP merger is subject to certain conditions, including among other things, necessary regulatory approvals, approval by the partners of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies.  Closing is anticipated in the summer of 2004.  PLP will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to the PLP unitholders until the SEC has completed its review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

For further information regarding the transactions referred to in the prior two paragraphs, reference is made to Note 13 of Notes to Consolidated Financial Statements in IMC Phosphates' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2004 vs. three months ended March 31, 2003

IMC Phosphates' Net sales for the first quarter of 2004 increased two percent to $347.4 million compared to $340.2 million for the same period last year largely as a result of higher concentrated phosphate sales prices of $55.5 million, partially offset by lower concentrated phosphate sales volumes, primarily diammonium phosphate (DAP), of $32.7 million and lower feed ingredient sales of $6.6 million.  Average DAP prices increased 31 percent to $188 per short ton in the first quarter of 2004 from $143 per short ton in the first quarter of 2003.  The decrease in domestic DAP volumes was primarily as a result of customers holding back orders due to the expectation of falling prices, the timing of sales in the prior year as well as wet conditions delaying fertilizer application.  The decrease in international DAP volumes was a result of decreased sales to China, India, Vietnam, Australia and Japan, partially offset by increased sales to Thailand, Nigeria, Guatemala and South Africa.  Lower feed ingredient sales were primarily the result of lower volumes that occurred because of the timing of sales in the fourth quarter of the prior year that negatively impacted the current period, increased competitive pricing pressure as well as the impact of the bird flu in Asia.

Gross margins improved to $18.4 million for the first quarter of 2004 compared to a negative $15.2 million for the first quarter of last year.  Margins were favorable as a result of higher concentrated sales prices and lower idle plant costs of $5.4 million, partially offset by higher raw material costs of $23.3 million and higher phosphate operating costs of $12.0 million.  The favorable idle plant costs resulted from a rock mine being shutdown during February and March of 2003 compared to operating for the entire first quarter of 2004.  Phosphate operating costs were unfavorable primarily as a result of increased electricity, reclamation, legal and permitting costs as well as using lower grade rock.

_______________________________________
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

Restructuring charges were favorable from the absence of charges related to an organizational restructuring program (Program) in the first quarter of 2003.  In January 2003, IMC announced the Program to meet current business challenges and as part of IMC's drive to be the industry's low-cost producer.  IMC Phosphates incurred charges of $2.4 million during the first quarter of 2003 associated with severance and related costs for the Program.

Other income, net changed $1.1 million from $1.4 million of income in the first quarter of 2003 to $0.3 million of income in the first quarter of 2004 mainly because of the absence of a $1.9 million gain on natural gas forward purchase contracts related to facilities temporarily idled during the first quarter of 2003.  Per SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

On January 1, 2003 IMC Phosphates adopted SFAS No. 143, Accounting for Asset Retirement Obligations.   Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred.  In the first quarter of 2003, IMC Phosphates recorded a charge of $32.7 million representing the difference between IMC Phosphates recording its obligations pursuant to the new requirements and amounts previously recorded.

Capital Resources and Liquidity

Historically, IMC Phosphates has satisfied its borrowing needs through IMC.  IMC Phosphates has two promissory notes (Promissory Notes) payable to IMC for borrowings up to $400.0 million and $65.0 million.  The demand notes have variable rates, based on LIBOR plus the applicable margin as defined in the senior secured facilities entered into by IMC on May 17, 2001 (Credit Facility), which was 5.1875 percent as of March 31, 2004.  IMC Phosphates had borrowed $318.5 million and $65.0 million, respectively, as of March 31, 2004.  IMC has advised IMC Phosphates that it does not intend to demand payment on the Promissory Notes prior to April 1, 2005; however, IMC has entered into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted.  The Promissory Notes evidencing the obligations to IMC have been classified as long-term.

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

IMC Phosphates has historically relied on borrowings from IMC as a principal source of liquidity.  Pursuant to the Credit Facility, IMC and certain of its domestic subsidiaries, including IMC Phosphates, may borrow up to approximately $461.3 million.  The Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of approximately $251.3 million.

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

In March 2004, IMC announced that it had obtained amendments to the credit agreement governing its Credit Facility (Credit Agreement).  The descriptions of the terms of the Credit Agreement below reflect those amendments.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC's credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004.  For the four fiscal quarters ended March 31, 2004, IMC's interest expense coverage ratio was 1.88 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004.  For the four fiscal quarters ended March 31, 2004, IMC's total leverage ratio was 5.59 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00.  For the four fiscal quarters ended March 31, 2004, IMC's secured leverage ratio was 0.73 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC's credit facilities to the sum of the total principal amount of the loans under IMC's credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00.  At March 31, 2004, IMC's collateral coverage ratio was 1.67 to 1.00.

As part of the March 2004 amendments to the Credit Agreement, IMC amended the former provisions pursuant to which the Credit Facility (which otherwise matures in May 2006 in the case of the Revolving Credit Facility and November 2006 in the case of the Term Loan Facility) would have matured on October 15, 2004 if IMC had not refinanced its 7.625 percent Senior Notes due in 2005 and 6.55 percent Senior Notes due in 2005 (collectively 2005 Notes) prior to October 15, 2004.  In 2003, IMC refinanced approximately $413.5 million of the $450.0 million 2005 Notes then outstanding.  Pursuant to the amendments, the Credit Facility will not mature until the dates in 2006 referred to above as long as IMC repays approximately $10.0 million of the 2005 Notes at maturity in January 2005 and refinances the remaining approximately $27.0 million balance of the 2005 Notes by March 24, 2005 with the proceeds from an offering of debt securities that do not mature or require any amortization or other payment prior to May 31, 2007 or with the proceeds from an offering of equity securities.

As of March 31, 2004, IMC had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit totaling $81.5 million, $1.5 million of which do not reduce availability under the Revolving Credit Facility, and $251.3 million outstanding under the Term Loan Facility.  The net available additional borrowings under the Revolving Credit Facility as of March 31, 2004, were approximately $130.0 million.

Most of IMC's sales of potash into and from the United States are made through a subsidiary, IMC USA Inc. LLC (IMC USA).  On May 7, 2003, IMC USA entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the Potash Facility bear an interest rate of LIBOR plus a spread (initially 275 basis points), and are secured by IMC USA's accounts receivable and inventory.  The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of IMC and the parent of IMC USA. Neither IMC nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of March 31, 2004, the Potash Facility had a borrowing base that could support borrowings up to $34.7 million, of which IMC USA had borrowed $5.0 million. The net available borrowings under the Potash Facility as of March 31, 2004 were $29.7 million.

IMC and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new publicly traded company.  See Note 5 of Notes to Condensed Financial Statements in Item 1 of Part I of this report.  IMC must obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill.  While IMC intends to seek the consent of such lenders and anticipates that it will receive their consent, there can be no assurance that their consent will be obtained.

The indentures relating to IMC's outstanding 10.875 percent senior notes due 2008, 11.250 percent senior notes due 2011 and 10.875 percent senior notes due 2013, referred to collectively as the IMC Senior Notes, contain a covenant which requires the consent of the holders of the IMC Senior Notes to a merger involving IMC unless certain financial tests are met immediately following that merger.  IMC is evaluating whether the consent of the holders of the IMC Senior Notes will be required to consummate the merger of IMC with a subsidiary of the new public company that is contemplated by the agreement between IMC and Cargill, which will depend in part on the financial results of IMC between now and the date of the completion of the transactions and the manner in which the Cargill Crop Nutrition business is contributed to the new public company and its subsidiaries or affiliates.  If the financial results of IMC or the structure of the contribution of Cargill Crop Nutrition do not eliminate the need for consent, IMC will need to seek consent of the holders of the IMC Senior Notes or consider other arrangements with respect to the IMC Senior Notes.  If consent is ultimately determined to be required, IMC may not be able to obtain, or may experience difficulty and expense in obtaining the required consent.

IMC's indentures governing the IMC Senior Notes contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest).  The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC's indentures.  As of March 31, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements.  It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes.  In such case, IMC may be required to borrow additional funds in order to make the required purchases.  However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC.  Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC's indentures, and would also constitute a default under IMC's credit facilities.  Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long- term debt.

On August 1, 2003 IMC issued the $400.0 million principal amount of the 10.875 percent notes due 2013 (August Note Offering) for net proceeds before fees and expenses of $391.1 million.  The August Note Offering contains covenants similar to and rank pari pasu with the other IMC Senior Notes. The IMC Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined.  Under the most restrictive of the covenants limiting restricted payments, as of March 31, 2004, IMC had $19.6 million available for the payment of cash dividends with respect to its common and preferred stock.  In addition, the agreement with Cargill limits dividends on IMC's common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

IMC Phosphates incurs liabilities for reclamation activities and phosphogypsum stack (Gypstacks) closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of March 31, 2004, IMC Phosphates had $85.2 million in surety bonds outstanding, which primarily mature over the next fourteen months, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, IMC Phosphates, through IMC, has posted $42.1 million of collateral in the form of letters of credit.  In the future, there can be no assurance that IMC Phosphates will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

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

Net cash used in operating activities totaled $51.7 million for the first three months of 2004 versus net cash used by operating activities of $1.6 million for the same period in 2003.  The increase of $50.1 million primarily resulted from an increase in cash invested in working capital, partially offset by operating earnings in 2004 versus an operating loss in 2003.

Net cash used in investing activities for the first three months of 2004 of $16.4 million decreased $1.6 million from $18.0 million for the first three months of 2003.  This decrease was the result of reduced capital expenditures during 2004.  IMC Phosphates estimates that its capital expenditures for 2004 will approximate $65.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the three month period ending March 31, 2004 was $67.8 million compared to $20.8 million for the same period in 2003.   This increase resulted from increased working capital borrowings from IMC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  IMC Phosphates periodically enters into natural gas forward purchase contracts to reduce the risk related to significant price changes in natural gas, but not for trading purposes.  IMC Phosphates conducted sensitivity analysis of certain financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings as of March 31, 2004.  Holding all other variables constant, the hypothetical adverse changes would increase IMC Phosphates' interest expense by $3.8 million for the next twelve months.  IMC Phosphates has decreased the amount of its natural gas forward purchase contracts since December 31, 2003 to a notional amount of $40.2 million as of March 31, 2004.  The contracts extend through October 31, 2005 and have an average price of $4.88 per mmbtu.  As of March 31, 2004, none of IMC Phosphates' exposure to the other risk factors discussed above had materially changed from December 31, 2003.

Item 4. Controls and Procedures.

IMC Phosphates maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in IMC Phosphates' filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  IMC Phosphates' management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of IMC Phosphates' disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  IMC Phosphates' principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

There was no change in the IMC Phosphates' internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, IMC Phosphates' internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8‑K.

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

Date: May 7, 2004

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.(a)

Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011

Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended March 31, 2004*
4.ii.(b)

Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc. and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013

Exhibit 4.ii.(b) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended March 31, 2004*
4.ii.(c)

Amendment No. 3 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.ii.(a) to the Current Report on Form 8-K of IMC Global Inc. dated March 17, 2004*
4.ii.(d)

Amendment No. 4 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. dated March 17, 2004*
31.1	Certification Required by Rule 13a-14(a)		X
31.2	Certification Required by Rule 13a-14(a)		X
32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*SEC File No. 1-9759.