Form 10-Q
period 2004-06-30
IMC PHOSPHATES CO
filed 2004-08-05
CIK 1160701

************************************************************************************************************************

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes      .  No  X  .

************************************************************************************************************************

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

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net sales	$ 409.5	$ 297.8	$ 756.9	$ 638.0
Cost of goods sold	389.9	312.2	718.9	667.6
Gross margins	19.6	(14.4)	38.0	(29.6)
Selling, general and administrative expenses	10.4	10.5	21.1	21.5
Restructuring charges	-	-	-	2.4
Operating earnings (loss)	9.2	(24.9)	16.9	(53.5)
Interest expense	5.9	5.5	10.6	10.4
Other (income) expense, net	1.2	(1.0)	0.9	(2.4)
Earnings (loss) before cumulative effect of a change in accounting principle	2.1	(29.4)	5.4	(61.5)
Cumulative effect of a change in accounting principle	-	-	-	(32.7)
Earnings (loss)	$ 2.1	$ (29.4)	$ 5.4	$ (94.2)

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

	(Unaudited) June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 2.8	$ 0.6
Receivables, net	129.3	123.3
Inventories, net	240.1	225.9
Other current assets	11.6	9.4
Total current assets	383.8	359.2
Property, plant and equipment, net	1,373.2	1,390.7
Due from Partner, net	9.4	9.4
Other assets	57.4	49.8
Total assets	$ 1,823.8	$ 1,809.1
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 145.9	$ 161.9
Accrued liabilities	45.4	54.3
Due to Partners, net	185.4	160.8
Current maturities of long-term debt	4.3	4.0
Total current liabilities	381.0	381.0
Long-term debt, less current maturities (including $363.4 and $314.5 due to IMC Global Inc. as of June 30, 2004 and December 31, 2003, respectively)	397.4	351.2
Due to Partners, net	131.5	132.8
Other noncurrent liabilities	130.0	140.6
Partners' capital	783.9	803.5
Total liabilities and partners' capital	$ 1,823.8	$ 1,809.1

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30
	2004	2003
Cash Flows from Operating Activities
Earnings (loss)	$ 5.4	$ (94.2)
Adjustments to reconcile earnings (loss) to net cash used in operating activities:
Cumulative effect of a change in accounting principle	-	32.7
Depreciation, depletion and amortization	51.5	46.7
Other charges	14.5	1.8
Other credits	(8.6)	(19.9)
Changes in:
Receivables, net	(6.0)	4.0
Inventories, net	(14.2)	17.1
Other current assets	1.6	0.1
Accounts payable and accrued liabilities	(49.2)	(19.6)
Due to Partners, net	(4.4)	2.6
Net cash used in operating activities	(9.4)	(28.7)
Cash Flows from Investing Activities
Capital expenditures	(34.9)	(35.1)
Net cash used in investing activities	(34.9)	(35.1)
Cash Flows from Financing Activities
Proceeds from IMC Global Inc. Promissory Notes, net	48.9	70.9
Payments of long-term debt	(2.4)	(6.8)
Net cash provided by financing activities	46.5	64.1
Net change in cash and cash equivalents	2.2	0.3
Cash and cash equivalents-beginning of period	0.6	0.1
Cash and cash equivalents-end of period	$ 2.8	$ 0.4

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.   RESTRUCTURING CHARGES

Activity related to IMC Phosphates' restructuring accruals during the period January 1, 2004 to June 30, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of June 30, 2004
Non-employee exit costs:
Demolition and closure costs	$ 18.8	$ (2.4)	$ 16.4
Employee headcount reductions:
Severance benefits	0.7	(0.2)	0.5
Total	$ 19.5	$ (2.6)	$ 16.9

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in IMC Phosphates' 2003 Annual Report on Form 10-K.

2.   INVENTORIES

	June 30, 2004	December 31, 2003
Products (principally finished)	$ 189.5	$ 177.2
Operating materials and supplies	54.4	51.7
	243.9	228.9
Less: Allowances	(3.8)	(3.0)
Inventories, net	$ 240.1	$ 225.9

3.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Comprehensive income (loss):
Earnings (loss)	$ 2.1	$ (29.4)	$ 5.4	$ (94.2)
Net unrealized gain (loss) on derivative instruments	(0.6)	(0.3)	3.9	(2.1)
Foreign currency translation adjustment	-	0.2	(0.1)	0.4
Total comprehensive income (loss) for the period	$ 1.5	$ (29.5)	$ 9.2	$ (95.9)

4.   PENSION PLANS AND OTHER BENEFITS

The components of pension costs were as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Pension Plans
Service cost	$ 0.8	$ 1.1	$ 1.6	$ 2.2
Interest cost	2.5	2.7	5.0	5.4
Return on plan assets	(1.7)	(2.1)	(3.4)	(4.2)
Net amortization and deferral	0.7	0.7	1.4	1.4
Curtailments and settlements	-	0.3	-	0.6
Net pension expense	$ 2.3	$ 2.7	$ 4.6	$ 5.4

The components of other benefits costs were as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Other Benefits
Service cost	$ 0.2	$ 0.3	$ 0.4	$ 0.6
Interest cost	0.5	0.6	1.0	1.2
Net amortization and deferral	(1.0)	(0.6)	(2.0)	(1.2)
Curtailments and settlements	-	(0.3)	-	(0.6)
Net other benefits income	$ (0.3)	$ -	$ (0.6)	$ -

MP Co. estimates that contributions to the pension plans will be $20.3 million in 2004.  The Company's estimated contributions to the other benefits plans are generally on schedule with the dollar estimates disclosed in IMC Phosphates' 2003 Annual Report on Form 10-K.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006.   The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program costs. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer's program.

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

In 2004, IMC Phosphates intends to review the other benefits plans in light of the Act.  The Company will most likely amend the other benefits plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government.  As a result, IMC Phosphates anticipates that the other benefits plans' obligations and costs could be reduced once the amendments are adopted and/or the government subsidies are considered.

5.   CARGILL CROP NUTRITION AND PLP MERGERS

IMC Global Inc. (IMC) and Cargill, Incorporated (Cargill) announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company.  Under terms of the definitive agreement, IMC common stockholders and Cargill will own on a pro forma basis 33.5 percent and 66.5 percent, respectively, of the outstanding common shares of the new company.  On April 8, 2004, Global Nutrition Solutions, Inc. (which has been renamed Mosaic) filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission (SEC) containing a preliminary proxy statement/prospectus regarding the proposed transaction between IMC and Cargill Crop Nutrition.  On June 17, 2004, Global Nutrition Solutions Inc. filed an amendment to such Registration Statement. The combination is subject to regulatory approval in the U.S. and Canada; the approval of IMC's common shareholders; the completion of the Phosphate Resource Partners Limited Partnership (PLP) merger referred to below; and satisfaction of other customary closing conditions.   Necessary antitrust or competition processes required in several other jurisdictions, including China, have been fully satisfied.  Closing is anticipated in September of 2004.  IMC will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to its common stockholders until the SEC has completed its review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

On March 19, 2004, IMC and PLP announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC.  Pursuant to the merger, each publicly traded PLP unit would be converted into the right to receive 0.2 shares of IMC common stock.  Alpine Capital and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) have agreed to support such a transaction.  On April 20, 2004, IMC filed a Registration Statement on Form S-4 with the SEC containing a preliminary proxy statement/prospectus regarding the proposed PLP merger.  On June 17, 2004, IMC filed an amendment to such Registration Statement.  The PLP merger is subject to certain conditions, including among other things, approval by the partners of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies.  On July 15, 2004, the waiting period for the PLP merger under the Hart-Scott- Rodino Antritrust Improvements Act of 1976, as amended, was terminated.  Closing is anticipated in September of 2004.  PLP will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to the PLP unitholders until the SEC has completed its review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

For further information regarding the transactions referred to in the prior two paragraphs, reference is made to Note 13 of Notes to Consolidated Financial Statements in IMC Phosphates' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.[1]

Results of Operations

Three months ended June 30, 2004 vs. three months ended June 30, 2003

IMC Phosphates' Net sales for the second quarter of 2004 increased 38 percent to $409.5 million compared to $297.8 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices of $63.0 million and $40.8 million, respectively.  The increase in concentrated phosphate sales volumes was primarily a result of higher international sales of diammonium phosphate (DAP) of $48.5 million, granular monoammonium phosphate (GMAP) of $8.6 million and granular triple superphosphate (GTSP) of $4.4 million.  International DAP volumes were higher mainly as a result of increased volumes to China, Turkey, Pakistan, Mexico, Peru, New Zealand, Chile, Venezuela and Thailand, partially offset by decreased sales to Japan. International GMAP volumes were higher primarily as a result of increased sales to Brazil and Chile, partially offset by decreased sales to Japan.  International GTSP volumes increased primarily as a result of higher volumes to Brazil, Chile and Japan, partially offset by decreased sales to Bangladesh.  Average DAP prices increased 15 percent to $182 per short ton in the second quarter of 2004 from $158 per short ton in the second quarter of 2003.

Gross margins improved to $19.6 million for the second quarter of 2004 compared to a negative $14.4 million for the second quarter of last year.  Margins were favorable as a result of higher concentrated sales prices of $40.8 million and lower idle plant costs of $7.0 million, partially offset by higher phosphate operating costs of $7.7 million.  The favorable idle plant costs resulted from a rock mine being shutdown during April of 2003 and the Louisiana concentrate plants being shutdown in June of 2003.  All of these facilities were operating for the entire second quarter of 2004.  Phosphate operating costs were unfavorable primarily as a result of increased electricity, maintenance, payroll, permitting and legal costs, partially offset by higher production volumes.

[1] All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  In particular, forward-looking statements may include words such as "expect," "anticipate," believe," "may," "should," "could" or "estimate."  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where IMC Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of IMC Phosphates; the willingness of IMC to continue to loan funds to IMC Phosphates; the impact of competitive products; pressure on prices realized by IMC Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of IMC Phosphates' products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving IMC Phosphates; success in implementing IMC Phosphates' various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in IMC Phosphates' Securities and Exchange Commission reports.  IMC has entered into a business combination agreement with Cargill.  If the transactions contemplated thereby are consummated, IMC's business would be operated by a newly-formed public company going forward.  The Board of Directors and management of the new public company will not be the same as exists on the date hereof for IMC, and they may operate the business of IMC in a manner that differs from IMC's current operations.  The factors listed above do not account for any such possible change in IMC's operations.

Other (income) expense, net for the second quarter of 2004 changed $2.2 million to $1.2 million of expense from $1.0 million of income in the prior year period.  The variance was primarily the result of recording a $1.2 million reserve for a note receivable from non-operating activities related to the development of water treatment technologies.

Six months ended June 30, 2004 vs. six months ended June 30, 2003

IMC Phosphates' Net sales for the first half of 2004 increased 19 percent to $756.9 million compared to $638.0 million for the same period last year largely as a result of higher concentrated phosphate sales prices and volumes of $96.3 million and $30.3 million, respectively, partially offset by lower feed ingredient sales of $6.0 million.  Average DAP prices increased 23 percent to $184 per short ton in the first half of 2004 from $149 per short ton in the first half of 2003.  The increase in concentrated phosphate sales volumes primarily resulted from higher international volumes of $55.6 million, partially offset by lower domestic volumes of $25.3 million.  The increase in international volumes was primarily a result of higher international sales of DAP of $34.5 million, GMAP of $15.6 million and GTSP of $4.3 million.  International DAP volumes were higher because of increased volumes to China, Turkey, Pakistan, Mexico, Peru, New Zealand, Chile, Venezuela, Nigeria, Guatemala, and Thailand, partially offset by decreased sales to India, Japan, Vietnam, Australia and Ecuador.  International GMAP volumes were higher primarily as a result of increased sales to Brazil, Australia, Venezuela and Chile, partially offset by decreased sales to Japan.  International GTSP volumes increased primarily as a result of higher volumes to Brazil and Chile, partially offset by decreased sales to Bangladesh and Australia.  The decrease in domestic volumes was primarily the result of lower sales of DAP of $15.2 million, GMAP of $6.9 million and GTSP of $4.5 million.  The decrease in domestic DAP and GMAP volumes was primarily the result of the timing of sales in the fourth quarter of the prior year, increased competition, the loss of a warehouse contract and not participating in a leased rail car program in the Plains states which resulted in reduced railcar availability.  The decrease in domestic GTSP volumes was primarily caused by weak demand for a majority of the first half as well as product committed to the international market.  Lower feed ingredient sales resulted from reduced volumes that occurred because of the timing of sales in the fourth quarter of the prior year that negatively impacted the current period and increased competitive pricing pressure.

Gross margins improved to $38.0 million for the first six months of 2004 compared to a negative $29.6 million for the first six months of last year. Margins increased as a result of the higher concentrated phosphate sales prices, previously discussed, and favorable idle plant costs of $12.4 million, partially offset by higher raw material costs of $20.6 million and higher phosphate operating costs of $19.7 million.  The favorable idle plant costs resulted from a rock mine being shutdown during February, March and April of 2003 and the Louisiana concentrate plants being shutdown in June of 2003.  These facilities were operating for the entire first half of 2004.  Higher raw material costs were primarily the result of higher costs for ammonia of $13.4 million, sulphur of $3.9 million and natural gas of $3.2 million.  Phosphate operating costs were unfavorable primarily as a result of increased electricity, maintenance, payroll, contract services, permitting and legal costs as well as using lower grade rock, partially offset by higher production volumes.

Other (income) expense, net for the first half of 2004 changed $3.3 million to $0.9 million of expense from $2.4 million of income in the prior year period.  The variance was primarily the result of the absence of $2.4 million of income recorded in the prior year for realized gains from ineffective natural gas hedges related to facilities that were not operational for a portion of 2003, see discussion below, and recording a $1.2 million reserve in 2004 for a note receivable from non-operating activities related to the development of water treatment technologies.

Certain natural gas forward purchase contracts were entered into at various dates beginning January 9, 2002 through March 14, 2003, relating to the periods of March and June 2003.  As a result of a decision to idle operations in Louisiana, forecasted natural gas purchase requirements for March and June 2003, to which the natural gas forward purchase contracts specifically related, were no longer probable.  As a result, these contracts no longer qualified as cash flow hedges under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended.  Since the contracts no longer qualified for hedge accounting, the Company was required to transfer the accumulated gain that existed on the contracts at that point from Accumulated other comprehensive income (loss) to the Consolidated Statement of Operations along with the subsequent gains or losses from settlement of the contracts.

Capital Resources and Liquidity

Historically, IMC Phosphates has satisfied its borrowing needs through IMC.  IMC Phosphates has two promissory notes (Promissory Notes) payable to IMC for borrowings up to $400.0 million and $65.0 million.  The demand notes have variable rates, based on LIBOR plus the applicable margin as defined in the senior secured facilities entered into by IMC on May 17, 2001 (Credit Facility), which was 5.125 percent as of June 30, 2004.  IMC Phosphates had borrowed $298.4 million and $65.0 million, respectively, as of June 30, 2004.  IMC has advised IMC Phosphates that it does not intend to demand payment on the Promissory Notes prior to July 1, 2005; however, IMC has entered into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted.  The Promissory Notes evidencing the obligations to IMC have been classified as long-term.

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

IMC Phosphates has historically relied on borrowings from IMC as a principal source of liquidity.  Pursuant to the Credit Facility, IMC and certain of its domestic subsidiaries, including IMC Phosphates, may borrow up to approximately $460.7 million.  The Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of approximately $250.7 million.

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

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC's credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004.  For the four fiscal quarters ended June 30, 2004, IMC's interest expense coverage ratio was 2.26 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004.  For the four fiscal quarters ended June 30, 2004, IMC's total leverage ratio was 4.55 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00.  For the four fiscal quarters ended June 30, 2004, IMC's secured leverage ratio was 0.60 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC's credit facilities to the sum of the total principal amount of the loans under IMC's credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00.  At June 30, 2004, IMC's collateral coverage ratio was 1.64 to 1.00.

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

As of June 30, 2004, IMC had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit totaling $82.2 million, $1.5 million of which do not reduce availability under the Revolving Credit Facility, and $250.7 million outstanding under the Term Loan Facility.  The net available additional borrowings under the Revolving Credit Facility as of June 30, 2004, were approximately $129.3 million.

Most of IMC's sales of potash into and from the United States are made through a subsidiary, IMC USA Inc. LLC (IMC USA).  On May 7, 2003, IMC USA entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the Potash Facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by IMC USA's accounts receivable and inventory.  The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of IMC and the parent of IMC USA. Neither IMC nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of June 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $21.9 million, under which IMC USA had no outstanding borrowings.

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

The indentures relating to IMC's outstanding 10.875 percent senior notes due 2008, 11.250 percent senior notes due 2011 and 10.875 percent senior notes due 2013, referred to collectively as the IMC Senior Notes, contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest).  The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC's indentures.  As of June 30, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements.  It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes.  In such case, IMC may be required to borrow additional funds in order to make the required purchases.  However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC.  Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC's indentures, and would also constitute a default under IMC's credit facilities.  Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long- term debt.  However, the Senior Notes are currently trading at a substantial premium over par (15 - 20%).  It would be uneconomical for investors to put the Senior Notes at 101% when they could be sold for a substantially higher price.  Accordingly, IMC does not currently expect that the noteholders will exercise their put option.

On August 1, 2003 IMC issued the $400.0 million principal amount of the 10.875 percent notes due 2013 (August Note Offering) for net proceeds before fees and expenses of $391.1 million.  The August Note Offering contains covenants similar to and rank pari pasu with the other IMC Senior Notes. The IMC Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined.  Under the most restrictive of the covenants limiting restricted payments, as of June 30, 2004, IMC had $17.0 million available for the payment of cash dividends with respect to its common and preferred stock.  In addition, the agreement with Cargill limits dividends on IMC's common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

IMC Phosphates incurs liabilities for reclamation activities and phosphogypsum stack (Gypstacks) closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of June 30, 2004, IMC Phosphates had $89.0 million in surety bonds outstanding, which primarily mature over the next eleven months, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, IMC Phosphates, through IMC, has posted $43.6 million of collateral in the form of letters of credit.  In the future, there can be no assurance that IMC Phosphates will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

The State of Florida has begun formulating new financial assurance rules for closure and long-term care of Gypstacks.  Such rules may become effective in 2004 and are expected to include more stringent financial tests than the current rules, along with requirements that closure cost estimates include the cost of treating Gypstack water.  Until definitive regulations or interpretations have been finalized, IMC Phosphates is unable to determine the nature of the new financial assurance obligations or to predict with certainty the financial impact of these requirements on IMC Phosphates; however, these impacts could be significant.  IMC Phosphates currently recognizes both Gypstack closure costs and Gypstack water treatment costs as liabilities in accordance with SFAS No.143.

Net cash used in operating activities totaled $9.4 million for the first six months of 2004 versus $28.7 million for the same period in 2003.  The decrease of $19.3 million primarily resulted from operating earnings in 2004 versus an operating loss in 2003, partially offset by an increase in cash invested in working capital.

Net cash used in investing activities for the first six months of 2004 of $34.9 million decreased $0.2 million from $35.1 million for the first six months of 2003.  IMC Phosphates estimates that its capital expenditures for 2004 will approximate $65.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the six month period ending June 30, 2004 was $46.5 million compared to $64.1 million for the same period in 2003.   This decrease primarily resulted from decreased working capital borrowings from IMC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  IMC Phosphates periodically enters into natural gas forward purchase contracts to reduce the risk related to significant price changes in natural gas, but not for trading purposes.  IMC Phosphates conducted sensitivity analyses of certain financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings as of June 30, 2004.  Holding all other variables constant, the hypothetical adverse changes would increase IMC Phosphates' interest expense by $3.6 million for the next twelve months.  IMC Phosphates also conducted sensitivity analyses of its fixed rate long-term debt assuming a one percentage point decrease in interest rates from their actual levels as of June 30, 2004.  Holding all other variables constant, the hypothetical adverse change would increase the fair value of IMC Phosphates' fixed rate long-term debt by approximately $5.0 million.  IMC Phosphates has decreased the amount of its natural gas forward purchase contracts since December 31, 2003 to a notional amount of $27.0 million as of June 30, 2004.  The contracts extend through October 31, 2005 and have an average price of $4.89 per mmbtu.  As of June 30, 2004, none of IMC Phosphates' exposure to the other risk factors discussed above had materially changed from December 31, 2003.

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

**************************

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

Date: August 5, 2004

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.1

Supplemental Indenture, dated as of May 27, 2004, among Phosphate Acquisition Partners L.P., IMC Global Inc. and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011.

Exhibit 4.1 to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2004*
4.2	Supplemental Indenture, dated as of May 27, 2004, among Phosphate Acquisition Partners L.P., IMC Global Inc. and BNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013.	Exhibit 4.2 to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2004*
31.1	Certification Required by Rule 13a-14(a)		X
31.2	Certification Required by Rule 13a-14(a)		X
32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*SEC File No. 1-9759.

E-1