Form 10-K/A
period 2003-12-31
IMC PHOSPHATES CO
filed 2004-09-14
CIK 1160701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 333-71510-06

IMC Phosphates Company

(Exact name of registrant as specified in its charter)

Delaware	36-3892806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 S. Saunders Road Suite 300

Lake Forest, Illinois 60045

(847) 739-1200

(Address and zip code of principal executive offices and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

No equity interests of the registrant are held by non-affiliates.

FORM 10-K/A CONTENTS

EXPLANATORY NOTE

This amendment (Amendment) to the Annual Report on Form 10-K (2003 10-K) of IMC Phosphates Company (IMC Phosphates) for the fiscal year ended December 31, 2003 is being filed to address comments from the staff of the Securities and Exchange Commission (SEC) in connection with the staff’s review of (i) registration statements on Form S-4 of (a) The Mosaic Company (formerly Global Nutrition Solutions Inc.) related to the pending combination of IMC Global Inc. (IMC) and Cargill Crop Nutrition and (b) IMC related to the pending merger of Phosphate Resource Partners Limited Partnership (PLP) into a subsidiary of IMC and (ii) the documents incorporated by reference in such registration statements, including the 2003 10-K. The Amendment enhances and clarifies certain disclosures and reclassifies certain information in the 2003 10-K. The Amendment does not change reported net sales, earnings (loss) or partners’ capital.

The 2003 10-K, including information that is being added or amended by the Amendment, does not reflect any events or developments occurring subsequent to March 12, 2004, the date on which the 2003 10-K was filed. For a discussion of events and developments occurring subsequent to March 12, 2004, see IMC Phosphates’ Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004, each as amended by Amendment No. 1 thereto on Form 10-Q/A.

Part I.

Item 1. Business hereby is amended to read in its entirety as follows:

Item 1. Business.

IMC Phosphates, is one of the world’s largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana. IMC Phosphates’ business includes the mining and sale of phosphate rock and the production, marketing and distribution of phosphate crop nutrients and animal feed ingredients. IMC Phosphates was formed as a joint venture partnership in July 1993 when PLP and IMC contributed their respective phosphate crop nutrients businesses to IMC Phosphates. IMC Phosphates is 43.5 percent owned by PLP and 56.5 percent by IMC. PRP-GP LLC (PRP) and FMRP Inc., which are wholly owned subsidiaries of IMC, own 51.58 percent and .02 percent, respectively, of the outstanding PLP limited partnership units. As a result, IMC’s total interest in IMC Phosphates is approximately 78.9 percent.

IMC Phosphates’ Amended and Restated Partnership Agreement (Partnership Agreement) provides that the partnership will remain in existence until June 30, 2076. The partnership could be terminated earlier than June 30, 2076 in accordance with provisions of the Partnership Agreement that provide for termination in connection with matters such as bankruptcy of any partner; dissolution at the election of the partners; occurrence of any event that makes it unlawful to carry on the business of the partnership or to carry it on in the partnership; a determination by IMC Phosphates MP Co. (MP Co.), which is the managing general partner of IMC Phosphates and a wholly owned subsidiary of IMC and PLP, that the partnership cannot be operated in a manner consistent with achieving the partnership’s business other than in a manner inconsistent with preserving the partnership status of PLP for federal income tax purposes; and judicial or other dissolution in accordance with Delaware law. The partnership could also be continued beyond December 31, 2076 by vote of a majority interest of the partners in accordance with the provisions of the Partnership Agreement, or if IMC and PLP both elect to exercise their option to purchase the interest of the other in the partnership. See OTHER MATTERS - Relationship between IMC Phosphates and IMC; Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” Notes 1 and 8 of the Notes to Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data;” Part III, Item 10, “Directors and Executive Officers of the Registrant;” and Part III, Item 11, “Executive Compensation” of the 2003 10-K for additional important information concerning the Partnership Agreement, the relationship between IMC Phosphates and IMC, distributions to partners and other matters.

IMC Phosphates is a leading United States (U.S.) miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with approximately 18 million tons of capacity, as well as a leading

U.S. producer of concentrated phosphates. IMC Phosphates is one of the world’s three largest producers and marketers of phosphate and potash based animal feed ingredients with a total annual capacity approaching one million tons. IMC Phosphates’ mines and related operations are located in central Florida, while the facilities that produce concentrated phosphates and animal feed ingredients are located in central Florida and Louisiana. Such mines, concentrates plants and related facilities are owned or leased principally by IMC Phosphates. MP Co. manages the operations of IMC Phosphates. MP Co. is a wholly owned subsidiary of IMC and PLP. Sales, marketing, customer service, distribution, administrative and other functions are in some cases furnished to IMC Phosphates and MP Co. by IMC and its subsidiaries that include IMC USA Holdings Inc., IMC USA Inc. LLC and IMC Global Operations Inc.

Although IMC Phosphates sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally. Domestically, IMC Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. Virtually all of IMC Phosphates’ export sales are marketed through the Phosphates Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization. IMC Phosphates also uses concentrated phosphates and potash internally for the production of animal feed ingredients, which are supplied to poultry and livestock markets in North America, Latin America and Asia. IMC Phosphates operates in a highly competitive global market.

In December 2003, IMC and PLP jointly announced that IMC was considering making a proposal to merge an affiliate of IMC with PLP, with each publicly held partnership unit in PLP being converted into the right to receive 0.2 shares of IMC common stock (PLP unit exchange). In addition, IMC and PLP announced that Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) had agreed to support such a transaction. In January 2004, IMC presented the PLP unit exchange to the Board of Directors of PRP. In March 2004, IMC and PLP announced that the Board of Directors of PRP had unanimously approved the PLP unit exchange, and recommended that unitholders vote to approve the PLP unit exchange. The merger agreement relating to the PLP unit exchange is expected to be signed shortly, following the final approval by the Board of Directors of IMC. Such approval is expected in the near future. The PLP unit exchange will be subject to certain conditions, including among other things, necessary regulatory approvals, action by the unitholders of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies. The PLP unit exchange is not conditioned on the consummation of IMC’s combination with Cargill Crop Nutrition referred to below. If the combination with Cargill Crop Nutrition is consummated, and IMC’s common stock is converted into the right to receive common stock of the newly formed company, then each former publicly held PLP unit will be converted into the right to receive 0.2 shares of common stock of the newly created company.

In January 2004, IMC signed a definitive agreement with Cargill, Incorporated (Cargill) to combine IMC’s and Cargill’s Crop Nutrition businesses to create a new, publicly traded company (Newco). The combination will be effected by the contribution by Cargill to Newco of equity interests in entities owning all or substantially all of the assets, liabilities and obligations of the Cargill Crop Nutrition businesses, in exchange for the issuance by Newco of shares of common stock and Class B common stock to Cargill. In addition, as part of the combination, a wholly owned subsidiary of Newco will be merged with and into IMC, with IMC surviving as a wholly owned subsidiary of Newco. In the merger, each outstanding share of IMC’s common stock and preferred stock will be converted into one share of Newco common stock or preferred stock, as applicable. Cargill will own approximately 66.5 percent of Newco’s common stock and IMC’s common stockholders will own approximately 33.5 percent of Newco’s common stock. The combination is subject to regulatory approval in the U.S., Brazil, Canada, China and several other countries; the approval of IMC’s stockholders; the completion of the PLP unit exchange; and satisfaction of other customary closing conditions. Subject to completion of the closing conditions contained in the definitive agreement, IMC anticipates the transaction will close in the summer of 2004.

BUSINESS OPERATIONS INFORMATION

The following discussion of business operations should be read in conjunction with the information contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K. For information on IMC Phosphates’ operations by geographic area, see Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

MP Co., a wholly owned subsidiary of IMC and PLP, manages the operations of IMC Phosphates. Subject to the terms of the Partnership Agreement, (see OTHER MATTERS - Relationship Between IMC Phosphates and IMC for a discussion of the material terms) IMC, through MP Co., has the sole authority to make certain decisions affecting IMC Phosphates, including authorizing certain capital expenditures for expansion; incurring certain indebtedness; approving significant acquisitions and dispositions; and determining certain other matters. IMC Phosphates’ operations consist of its phosphate crop nutrients business and its animal feed ingredients business.

Net sales for IMC Phosphates were $1,335.7 million, $1,257.3 million and $1,171.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. IMC Phosphates is a leading U.S. producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5)1. IMC Phosphates’ concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.

IMC Phosphates’ facilities, which produce concentrated phosphates and animal feed phosphates, are located in central Florida and Louisiana. Its annual capacity represents approximately 30 percent of total U.S. concentrated phosphate production capacity and approximately nine percent of world capacity. The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce. The New Wales complex is the second largest concentrated phosphate plant in the world with an estimated annual capacity of nearly two million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces two forms of concentrated phosphates and four forms of animal feed phosphates. Diammonium phosphate (DAP) and monoammonium phosphate (MAP, both granular and powdered) are the fertilizer derivatives, while Biofos®, Dynafos®, Monofos® and Multifos® are the animal feed derivatives. The South Pierce plant produces phosphoric acid, merchant grade phosphoric acid and granular triple superphosphate (GTSP). Additionally, IMC Phosphates sources potassium raw materials from IMC’s respective production facilities and markets Dyna-K®, Dyna-K White® and Dynamate® as potassium-based feed ingredients.

The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid. The phosphoric acid is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular monoammonium phosphate (GMAP). The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed to balance IMC Phosphates’ output with customer needs. In response to then-current reduced market demand, IMC Phosphates suspended production at its Taft facility in July 1999 and suspended phosphoric acid production at its Faustina facility in November 1999. From January 2001 until early August 2001, IMC Phosphates temporarily suspended its Uncle Sam phosphoric acid production as well as its Faustina DAP and GMAP production. In addition, from January 2001 until June 2001, IMC Phosphates temporarily suspended its Faustina ammonia production. From June 2003 until early August 2003, IMC Phosphates temporarily suspended its Uncle Sam phosphoric acid production as well as its Faustina DAP, GMAP and ammonia production. The Taft facility and Faustina’s phosphoric acid production facilities remain temporarily idled.

Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

Phosphate Rock

All of IMC Phosphates’ phosphate mines and related mining operations are located in central Florida. IMC Phosphates has four active mines, Kingsford, Four Corners, Hopewell and Fort Green, and two planned future mines, Ona and Pine Level.

The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. IMC Phosphates’ active mines are primarily in what is known as the Bone Valley Member of the Peace River Formation in the Central

[1]	P2O5 is an industry term indicating a product’s phosphate content measured chemically in units of phosphorous pentoxide.

Florida Phosphate District, having their origin from reworking of the host Hawthorn Group of middle Miocene age. The southern portions of the Four Corners and Fort Green mines are in what is referred to as the Undifferentiated Peace River Formation, in which the Ona and Pine Level mines would be located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800s. The potentially mineable portion of the Central Florida Phosphate District encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.

The map below shows the location of each of IMC Phosphates’ mines.

IMC Phosphates extracts phosphate ore using large surface mining machines that it owns called “draglines.” Prior to extracting the ore, the draglines must first remove a ten to fifty foot layer of sandy overburden. IMC Phosphates then processes the ore at beneficiation plants that it owns at each active mine where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. Prior to commencing operations at either of the planned future mines, IMC Phosphates would need to acquire new draglines or move existing draglines to the mines and, unless the beneficiation plant at an existing mine were used, construct a beneficiation plant.

The following table shows the past three years of rock production volume and grade2 for each of IMC Phosphates’ active mines:

	2003		2002		2001
	Production Tons	Average BPL	Production Tons	Average BPL	Production Tons	Average BPL
	(millions of tons)		(millions of tons)		(millions of tons)
Kingsford	3.0	65.8	3.6	66.2	2.5	66.2
Four Corners	7.5	61.7	7.8	64.2	6.5	65.3
Hopewell	0.7	67.7	0.9	66.8	0.7	70.2
Fort Green	4.0	61.9	5.4	63.9	4.3	63.5

Total	15.2	62.9	17.7	64.6	14.0	65.2

In order to manage its inventories, IMC Phosphates temporarily idled its mining operations in 2001 during the months of July and December. From late January 2003 through April 2003, IMC Phosphates temporarily idled its Fort Green mining operation in order to manage its inventories. Although IMC Phosphates sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used internally totaled approximately 12 million, 12 million and 11 million for the years ended December 31, 2003, 2002 and 2001, respectively, representing 73 percent, 70 percent and 69 percent, respectively, of total rock tons shipped. Rock shipments to customers totaled approximately four million, five million and five million tons for each of the years ended December 31, 2003, 2002 and 2001, respectively.

Reserves

IMC Phosphates estimates its reserves based upon exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined. Proven (measured) reserves are those resources of sufficient concentration to meet minimum physical, chemical and economic criteria related to IMC Phosphates’ current product standards and mining and production practices. IMC Phosphates’ estimates of probable (indicated) reserves are based on information similar to that used for proven reserves, but sites for drilling are farther apart or are otherwise less adequately spaced than for proven reserves, although the degree of assurance is high enough to assume continuity between such sites. Proven reserves are determined using a minimum drill hole spacing of two sites per forty acre block. Probable reserves have less than two drill holes per forty acre block, but geological data provides a high degree of assurance that continuity exists between sites.

[2]	The standard industry term used to grade the quality of phosphate rock is BPL, which literally means bone phosphate of lime.

The following table sets forth IMC Phosphates’s proven and probable reserves as of December 31, 2003:

Mine	Available Acres(a)	Mineable Acres(a)	Reserve Tons		Average BPL(g)
			(in millions)(b)(c)
Active Mines

Kingsford	1,578	1,425	9.2	(d)	65.2
Four Corners	20,500	16,001	96.1		63.8
Hopewell	932	723	4.5	(d)	67.9
Fort Green	9,842	8,328	79.9	(e)	61.9

Total Active Mines	32,852	26,477	189.7		63.2

Future Mines

Ona	14,616	9,483	84.9	(e)	64.3
Pine Level	36,296	24,586	163.1	(f)	64.8

Total Future Mines	50,912	34,069	248.0		64.6

Total Mines	83,764	60,546	437.7		64.0

(a) Available Acres reflect that part of the total deeded or controlled acreage that is fully accessible for mining. Available acres are free of surface or subsurface encumbrance, legal setbacks, wetland preserves and other legal restrictions that preclude permittable access for mining, and are believed by IMC Phosphates’ management to be permittable. Available Acres also exclude mined out acreage. Mineable Acres reflect that part of Available Acres that meets specified minimum physical, economic and chemical criteria related to current mining and production practices. All reported reserves are within the Mineable Acres.

(b) Reserve estimates are generally established by IMC Phosphates personnel, without a third party review. However, IMC Phosphates does retain an independent third party to prepare annual valuation analyses, primarily for tax purposes, that include valuations of the reserves consistent with the information shown in the above table. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.

(c) Of the reserves shown, approximately 408.3 million tons are proven reserves, while 0.6 million tons at Ona and 28.8 million tons at Pine level are probable reserves.

(d) Approximately 5.0 million of the tons shown for Kingsford and 2.2 million of the tons shown for Hopewell were purchased by IMC Phosphates in December 2002 pursuant to agreements that provide for future payment of royalties of $78,000 per month through December 1, 2009 (which payments may be accelerated if production from such reserves exceeds 261,000 tons per calendar quarter). In addition, as part of such purchase, IMC Phosphates purchased two clay settling ponds for payments of $63,000 per month through December 1, 2008 and leases certain plant and equipment for payments of $46,000 per month through December 1, 2009 pursuant to a lease that may thereafter be continued at the election of IMC Phosphates.

(e) Approximately 44.3 million of the tons shown for Fort Green and 3.0 million of the tons shown for Ona are subject to a purchase money mortgage with an outstanding principal balance of $6.0 million as of December 31, 2003.

(f) In connection with the sale of certain of the surface rights related to approximately 53.8 million tons of the reported Pine Level reserves, IMC Phosphates agreed not to mine such reserves until at least 2014. IMC Phosphates’ current mining plans do not contemplate mining such reserves until at least that time.

(g) BPL ranges from 50 percent to 78 percent.

IMC Phosphates generally owns the reserves shown in the table above, with the only significant exceptions being the Pine Level reserves, approximately 12.3 million of the tons shown for the Fort Green mine and the reserves referred to in note (d) to the above table. IMC Phosphates’ rights to approximately 109.2 million tons of the estimated reserves shown for Pine Level are held pursuant to an option agreement that is described under “Pine Level Property Reserves” in Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The 12.3 million tons referred to above for the Fort Green mine are leased under a lease that IMC Phosphates has the right to extend through 2014 and for which IMC Phosphates has prepaid substantially all royalties. IMC Phosphates’ rights to the reserves referred to in note (d) to the above table are held pursuant to mineral rights that expire in 2012, except for a portion that expire in 2017. In light of the long-term nature of its rights to its reserves, IMC Phosphates expects to be able to mine all reported reserves that are not currently owned prior to termination or expiration of IMC Phosphates’ rights.

IMC Phosphates also owns or controls non-reserve phosphate materials at its mines. These non-reserve phosphate materials have been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of product. Such non-reserve phosphate materials are mineralized deposits that may become economically recoverable. However, additional geostatistical analyses, including further exploration, permitting and mining feasibility studies, changes in current market conditions, and/or changes in the mining technology currently used by IMC Phosphates, are required before such deposits may be classified as reserves. The following table sets forth information concerning such non-reserve phosphate materials:

Mine	Non-Reserve Phosphate Material Tons	Average BPL
	(in millions)
Active Mines

Kingsford	4.5	63.9
Four Corners	29.8	49.7
Hopewell	0.7	58.7
Fort Green	64.5	51.6

Total Active Mines	99.5	51.7

Future Mines

Ona	158.1	52.4
Pine Level	148.4	45.1

Total Future Mines	306.5	48.9

Total Mines	406.0	49.5

IMC Phosphates’ preliminary analyses of these non-reserve phosphate materials indicate that they differ in physical and chemical characteristics from those historically mined by IMC Phosphates and are uneconomic under current market conditions using the mining technology currently used by IMC Phosphates.

Sulphur

Sulphur is used at the New Wales, South Pierce, Uncle Sam and (when producing phosphoric acid) Faustina plants to produce sulphuric acid primarily for use in IMC Phosphates’ production of phosphoric acid. Until June 2002, a significant portion of IMC Phosphates’ sulphur requirements was provided by Freeport-McMoRan Sulphur LLC (FMS) under a supply agreement with IMC, while IMC Phosphates’ remaining sulphur requirements were provided by market contracts. In June 2002, IMC Phosphates completed the acquisition of the sulphur transportation and terminaling assets of FMS through Gulf Sulphur Services Ltd., LLLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc. Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, IMC Phosphates negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers. Additionally, IMC, CF Industries, Inc. and Cargill Fertilizer,

Inc. have formed a separate joint venture to construct a facility for remelting sulphur for use at their respective Florida phosphate fertilizer operations. The remelt facility was expected to be operational in 2005, however the three companies have slowed the development process until further discussions are held during 2004. The remelt facility would provide IMC Phosphates additional flexibility by allowing it to diversify and procure a portion of its sulphur from the much larger and previously inaccessible offshore solid sulphur market.

Ammonia

IMC Phosphates’ ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is principally used internally to produce certain concentrated phosphates. Ammonia for the New Wales plant and third party ammonia customers of IMC Phosphates is terminaled through an ammonia facility at Port Sutton, Florida that is leased by IMC Phosphates for a term expiring in 2013 which IMC Phosphates may extend for up to five additional years. In connection with the sale of IMC Phosphates’ Port Sutton fertilizer and feed warehouse and marine export facility (Port Sutton) in December 2003 that is adjacent to the Port Sutton ammonia facility, IMC Phosphates entered into an agreement with the buyer for the buyer to also operate the Port Sutton ammonia facility. The agreement expires in 2013 but may be extended by IMC Phosphates for an unlimited number of additional five year terms, as long as the parties are entitled to operate the ammonia facility.

Sales and Marketing

Domestically, IMC Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. IMC Phosphates also uses concentrated phosphates internally for the production of animal feed ingredients. Virtually all of IMC Phosphates’ export sales of phosphate crop nutrients are marketed through PhosChem, a Webb-Pomerene Act organization, which IMC administers on behalf of itself and two other member companies. PhosChem believes that its sales represent approximately 41 percent of total U.S. exports of concentrated phosphates. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include China, Brazil, Australia and Japan. During 2003, IMC Phosphates’ concentrated phosphates exports to Asia were 34 percent of total shipments by volume, with China representing 35 percent of export shipments. IMC Phosphates, with a strong brand position in a $1.0 billion feed ingredients global market, also supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia.

The table below shows IMC Phosphates’ shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:

	2003		2002		2001
	Tons	%	Tons	%	Tons	%
Domestic	2,657	44	2,857	46	2,689	45
Export	3,373	56	3,331	54	3,313	55

Total shipments	6,030	100	6,188	100	6,002	100

As of December 31, 2003, IMC Phosphates had contractual commitments for 2004 from non-affiliated customers for the shipment of approximately three million tons of concentrated phosphates and approximately five million tons of phosphate rock. IMC Phosphates also had contractual commitments from non-affiliated customers for the shipment of phosphate feed and feed grade potassium products amounting to approximately 500,000 tons in 2004.

In connection with the Port Sutton sale, IMC Phosphates entered into an agreement with the buyer pursuant to which at least 70 percent (75 percent if the buyer meets certain customer requirements) of the bulk marine export requirements for DAP and MAP and 100 percent of the bulk marine export requirements for animal feed ingredients from New Wales will be shipped through the Port Sutton facility and the buyer’s Port Manatee, Florida, warehouse and marine export facility. The agreement expires in 2013 but may be extended by IMC Phosphates for an unlimited number of additional five year terms.

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

As one of the largest miners of phosphate rock in the U.S., and one of the world’s largest producers of concentrated phosphates, IMC Phosphates enjoys an advantage over competitors as the scale of operations effectively reduces production costs per unit. IMC Phosphates is also vertically integrated to captively supply one of its key raw materials, phosphate rock, to its concentrated phosphate production facilities. It also produces another raw material, ammonia, to captively supply its Faustina concentrates facility. As a 50 percent owner of Gulf Services, IMC Phosphates is well-positioned to ensure an adequate, flexible and cost-effective supply of its third key raw material, sulphur.

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

FACTORS AFFECTING DEMAND

IMC Phosphates’ results of operations historically have reflected the effects of several external factors, which are beyond its control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, IMC Phosphates’ business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

IMC Phosphates’ sells products throughout the world. Unfavorable changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade; unexpected changes in tax and trade treaties; strengthening or weakening of foreign economics as well as political relations with the U.S. may cause sales trends to customers in one or more foreign countries to differ from sales trends in the U.S.

OTHER MATTERS

Environmental Health and Safety Matters

IMC Phosphates Program

IMC Phosphates has adopted the following Environmental, Health and Safety (EHS) Policy (Policy):

As a key to IMC Phosphates’ success, IMC Phosphates is committed to the pursuit of excellence in health and safety and environmental stewardship. Every employee will strive to continuously improve IMC Phosphates’ performance and to minimize adverse environmental, health and safety impacts. IMC Phosphates will proactively comply with all environmental, health and safety laws and regulations.

This Policy is the cornerstone of IMC Phosphates’ comprehensive EHS management program (EHS Program), which seeks to achieve sustainable, predictable and verifiable EHS performance. Key elements of the EHS

Program include: (i) identifying and managing EHS risk; (ii) complying with legal requirements; (iii) improving IMC Phosphates’ EHS procedures and protocols; (iv) educating employees regarding EHS obligations; (v) retaining and developing qualified professional EHS staff; (vi) evaluating facility conditions; (vii) evaluating and enhancing safe workplace behaviors; (viii) performing audits; (ix) formulating EHS action plans; and (x) assuring management accountability. IMC conducts audits to verify that each facility has identified risks, achieved regulatory compliance, implemented continuous EHS improvement, and incorporated EHS management systems into day-to-day business functions.

A critical focus of IMC Phosphates’ EHS Program is achieving compliance with the evolving myriad of international, federal, state, provincial and local EHS laws that govern IMC Phosphates’ production and distribution of crop and animal nutrients. These EHS laws regulate or propose to regulate: (i) conduct of mining and production operations, including employee safety procedures; (ii) condition of IMC Phosphates’ facilities; (iii) management and handling of raw materials; (iv) product content; (v) use of products by both IMC Phosphates and its customers; (vi) management and/or remediation of potential impacts to air, water quality and soil from IMC Phosphates’ operations; (vii) disposal of waste materials; and (viii) reclamation of lands after mining. For any new regulatory programs that might be proposed, it is difficult to ascertain future compliance obligations or to estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. IMC Phosphates typically responds to such regulatory requirements at the appropriate time by implementing necessary modifications to facilities or to operating procedures.

IMC Phosphates has expended, and anticipates that it will continue to expend, substantial financial and managerial resources to comply with EHS standards. In 2004, environmental capital expenditures are expected to total approximately $33.5 million, primarily related to: (i) modification or construction of wastewater treatment areas in Florida; (ii) construction, modification and closure projects associated with phosphogypsum stacks at the IMC Phosphates’ concentrates plants; (iii) upgrading of air pollution control equipment at the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation activities will total approximately $26.0 million in 2004. In 2005, IMC Phosphates expects environmental capital expenditures will be approximately $22.2 million and expenditures for land reclamation activities will be approximately $25.0 million. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation expenditures will not be required in 2004 or in the future.

IMC Phosphates has recorded accounting accruals for certain contingent environmental liabilities and believes such accruals are in accordance with generally accepted accounting principles. IMC Phosphates records accruals for environmental investigatory and non-capital remediation costs and for expenses associated with litigation when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. These accruals are adjusted quarterly for any changes in IMC Phosphates’ estimates of the future costs associated with these matters.

Product Requirements and Impacts

International, federal, state and provincial standards require IMC Phosphates to register many of its products before these products can be sold. The standards also impose labeling requirements on these products and require IMC Phosphates to manufacture the products to formulations set forth on the labels. Various environmental, natural resource and public health agencies continue to evaluate alleged health and environmental impacts that could arise from the handling and use of products such as those manufactured by IMC Phosphates. The U.S. Environmental Protection Agency, the state of California, and The Fertilizer Institute in conjunction with the European Fertilizer Manufacturers Association have completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that when handled and used as intended, based on the available data, crop nutrient materials do not pose harm to human health or the environment. Nevertheless, agencies could impose additional standards or regulatory requirements on the producing industries, including IMC Phosphates or its customers. It is the current opinion of management that the potential impact of any such standards on the market for IMC Phosphates’ products, and the expenditures that might be necessary to meet any such standards, will not have a material adverse effect on IMC Phosphates’ business or financial condition.

Operating Requirements and Impacts

Permitting. IMC Phosphates holds numerous environmental, mining and other permits or approvals authorizing operation at each of its facilities. IMC Phosphates’ ability to continue operations at a facility could be materially affected by a government agency decision to deny or delay issuing a new or renewed permit or approval, to revoke or substantially modify an existing permit or approval, or to substantially change conditions applicable to a permit modification. In addition, expansion of IMC Phosphates operations or extension of operations into new areas is predicated upon securing the necessary environmental or other permits or approvals, for instance, over the next several years, IMC Phosphates will be continuing its efforts to obtain permits in support of its anticipated Florida mining operations at certain of IMC Phosphates’ properties, including Ona and Pine Level. These properties contain in excess of 100.0 million tons of phosphate rock reserves. For years, IMC Phosphates has successfully permitted mining properties and anticipates that it will be able to permit these properties as well. In Florida, local community participation has become an important factor in the permitting process for mining companies. A denial of these permits or the issuance of permits with cost-prohibitive conditions would prevent IMC Phosphates from mining at these properties and thereby have a material adverse effect on IMC Phosphates’ business or financial condition.

Reclamation Obligations. During its mining operations, IMC Phosphates removes overburden and sand tailings in order to retrieve phosphate rock reserves. Once IMC Phosphates has finished mining in an area, it returns overburden and sand tailings and reclaims the area in accordance with approved reclamation plans and applicable laws. IMC Phosphates has incurred and will continue to incur significant costs to fulfill its reclamation obligations. In the past, IMC Phosphates has established accruals to account for these reclamation expenses. On January 1, 2003, IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 143 Accounting for Asset Retirement Obligations. IMC Phosphates has since accounted for mandatory reclamation of phosphate mining land in accordance with this accounting guidance. See Note 4 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of the 2003 10-K for the impact of this accounting treatment.

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

In the past, IMC Phosphates has established accruals to account for these closure costs. As of January 1, 2003, the following closure costs are accounted for under SFAS No. 143: (i) costs for closure of Gypstacks in Florida and Louisiana at the end of their useful lives; and (ii) costs for treatment of acidic Gypstack water to facilitate discharge of such waters pursuant to permits and to promote Gypstack closure. See Note 4 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of the 2003 10-K for the impact of this accounting treatment.

On February 23, 2004, during a routine inspection, IMC Phosphates detected a loss of process water in a section of its New Wales Facility Phase I lined Gypstack. IMC Phosphates’ review of the reasons for the loss is ongoing and IMC Phosphates has not yet determined the actions or expenditures that may be required.

Financial Assurance. Separate from IMC Phosphates’ accounting treatment for reclamation and closure liabilities, some jurisdictions in which IMC Phosphates operates have required it either to pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See Off-Balance Sheet Arrangements and Contractual Obligations in Part II, Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations,” of the 2003 10-Kfor the amounts of such assurance maintained by IMC Phosphates and the impacts of such assurance.

The State of Florida has begun formulating new financial assurance rules for closure and long-term care of Gypstacks. Such rules likely will become effective in 2004 and are expected to include more stringent financial tests than the current rules, along with requirements that closure cost estimates include the cost of treating Gypstack water. See Off-Balance Sheet Arrangements and Contractual Obligations in Part II, Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations,” of the 2003 10-K for more detail.

Remedial Activities

The Comprehensive Environmental Response Compensation and Liability Act (Superfund) imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Various states have enacted legislation that is analogous to the federal Superfund program. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Superfund or state analogues may impact IMC Phosphates at its current or former operations.

Remediation at IMC Phosphates’ Facilities. Many of IMC Phosphates’ formerly owned or current facilities have been in operation for a number of years. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings at these facilities by IMC Phosphates and predecessor operators have resulted in soil, surface water and groundwater impacts.

At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring IMC Phosphates to undertake or fund cleanup efforts under Superfund or otherwise. In some instances, IMC Phosphates has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address site impacts. At other locations, IMC Phosphates has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into account established accruals, future expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on IMC Phosphates’ business or financial condition. However, material expenditures by IMC Phosphates could be required in the future to remediate the environmental impacts at these or at other current or former sites.

Remediation at Third-Party Facilities. Various third parties have alleged that IMC Phosphates’ historic operations have impacted neighboring off-site areas or nearby third-party facilities. In some instances, IMC Phosphates has agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under Superfund or otherwise, may be required to address off-site impacts. IMC Phosphates’ remedial liability at these sites, either alone or in the aggregate, currently is not expected to have a material adverse effect on IMC Phosphates’ business or financial condition. As more information is obtained regarding these sites, this expectation could change.

Liability for Off-Site Disposal Locations. Currently, IMC Phosphates is involved or concluding involvement for off-site disposal at less than five Superfund or equivalent state sites. Moreover, IMC Phosphates previously has entered into settlements to resolve its liability with regard to Superfund or equivalent state sites. In some cases, such settlements have included “reopeners,” which could result in additional liability at such sites in the event of newly discovered contamination or other circumstances. IMC Phosphates’ remedial liability at such disposal sites, either alone or in the aggregate, currently is not expected to have a material adverse effect on IMC Phosphates’ business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

For further discussion of off-site remedial activities, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Employees

The individuals who perform services for IMC Phosphates are employed primarily by MP Co. This includes former employees of PLP and IMC who were transferred to MP Co. when IMC Phosphates was formed. As of December 31, 2003, MP Co. had 2,972 employees. The work force consisted of 733 salaried employees, 2,239 hourly employees and no temporary or part-time employees. See “Relationship Between IMC Phosphates and IMC - Management and Ownership,” for further detail.

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

Relationship Between IMC Phosphates and IMC

Management and Ownership

As a result of IMC’s ownership interest, IMC has the ability to control all matters relating to the management of IMC Phosphates, including any determination with respect to the acquisition or disposition of IMC Phosphates assets, future issuance of additional debt and the payment of any distributions. See Part III, Item 10, “Directors and Executive Officers of the Registrant,” and Item 11, “Executive Compensation,” of the 2003 10-Kfor further information. During 2003, IMC Phosphates calculated $22.8 million in distributions to its partners based on the fourth quarter 2003 distributable cash calculation. IMC Phosphates’ distributable cash is neither recorded nor payable until 40 days after the quarter end in accordance with the Partnership Agreement.

Intercompany Charges

Selling, General and Administrative Expenses. The IMC Phosphates partnership agreement generally requires that MP Co., as the managing general partner of IMC Phosphates, manage the business of IMC Phosphates, for which MP Co. receives a fee for selling and administrative expenses initially established in the partnership agreement at $34.3 million per year and subject to subsequent adjustments based on (i) the GNP deflator index and (ii) as determined by MP Co. if it determines that the fee no longer accurately reflects selling and administrative practices. For 2003, 2002 and 2001, such fee amounted to $28.1 million, $27.7 million and $27.1 million, respectively. The reduction from the initial $34.3 million amount set forth in the IMC Phosphates partnership agreement reflects downward adjustments by MP Co. in accordance with the provisions of the IMC Phosphates partnership agreement referred to in (ii) above. In addition, the IMC Phosphates partnership agreement provides that MP Co. is responsible for furnishing the work force of IMC Phosphates, for which IMC Phosphates is obligated to reimburse MP Co. for its cash costs and any other expenditures incurred by MP Co. in connection with the business and affairs of IMC Phosphates. Finally, the IMC Phosphates partnership agreement provides that IMC Phosphates is responsible for all third party payments, reimbursement of partners’ expenses and amounts included in cost of goods sold. The aggregate amount paid by IMC Phosphates to IMC in respect of selling, general and administrative expenses, including amounts paid for the administrative fee discussed above, amounted to $29.8 million, $30.8 million and $30.4 million for 2003, 2002 and 2001, respectively.

Financing Arrangements. IMC Phosphates has historically relied on borrowings from IMC as a principal source of liquidity. As of December 31, 2003, the aggregate principal amount of such loans was $314.5 million, and the weighted average annual interest rate for such loans was 5.19 percent. Reference is made to the information set forth in Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

IMC does not allocate any of IMC’s interest expense to IMC Phosphates. Rather, IMC Phosphates pays IMC interest on outstanding borrowings by IMC Phosphates from IMC pursuant to two outstanding promissory notes payable upon demand of IMC. As set forth in Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, IMC Phosphates paid interest to IMC of $18.5 million, $15.2 million and $16.5 million for 2003, 2002 and 2001, respectively. As further described therein, both of such notes bear interest at a variable rate equal to LIBOR plus the applicable margin as defined in IMC’s senior secured credit facility, which was 5.1875 percent as of December 31, 2003. IMC Phosphates’ partnership agreement includes no special provision applicable solely to loans from a general partner or an affiliate of a general partner, including IMC, to IMC Phosphates; as a result, such loans are governed by a general fairness provision to the effect that transactions between IMC and its affiliates and IMC Phosphates must be on terms no less favorable to IMC Phosphates than could be obtained from an independent third party providing similar goods or services of like quality.

Review of Intercompany Charges. Starting in 2002, IMC’s management began a comprehensive review to inquire whether the terms and rates that IMC charged PLP on intercompany borrowings were appropriate. In this review, IMC engaged the services of inside and outside legal counsel and financial advisors, and in-house treasury staff. As a consequence of its review, management concluded that it would consider further the terms of the loans to PLP and IMC Phosphates, perhaps with the assistance of directors independent of IMC.

As a result of these reviews, IMC management has been of the view that the intercompany charges assessed to IMC Phosphates, taking into account the rate of interest on affiliate loans and overhead allocations, has been less than what IMC would have been permitted to charge under IMC Phosphates’ partnership agreement, and in the aggregate effectively subsidized IMC Phosphates.

Accordingly, IMC has initiated a review with PLP of the interest rates on the outstanding borrowings by IMC Phosphates from IMC. Such review was initiated with the independent audit committee of the board of directors of PRP. Because action as a consequence of this review is unlikely in view of the imminence of the PLP merger, and completion of the review will be unnecessary if the PLP merger is consummated, the review remains in a preliminary stage and no final determinations concerning changes in interest rates have been made. However, in initiating its review with the independent audit committee of PRP, IMC management expressed its view that the interest rates currently charged by IMC to IMC Phosphates are below the rates that IMC Phosphates could obtain if it were to seek comparable loans from an unrelated third party consistent with IMC Phosphates’ partnership agreement. In this regard, IMC notes that, in the view of IMC’s management, IMC Phosphates’ creditworthiness would not permit it to obtain interest rates from unrelated lenders on comparable loans as favorable as the rates under IMC’s current bank credit agreement. Accordingly, if such review were to be completed, in the opinion of IMC management, the result would be an increase in interest expense charges to IMC Phosphates, which in turn would have an adverse impact on IMC Phosphates’ operating results, liquidity and capital resources.

Part II.

Item 6. Selected Financial Data hereby is amended to read in its entirety as follows:

Item 6. Selected Financial Data.

FIVE YEAR COMPARISONa

(Dollars in millions)

	Year ended December 31
	2003[b]	2002[c]	2001[d]	2000[e]	1999[f]
Statement of Operations Data:
Net sales	$1,335.7	$1,257.3	$1,171.4	$1,246.8	$1,511.4
Gross margins	$(19.5)	$79.1	$8.6	$101.9	$254.5
Operating earnings (loss)	$(55.0)	$33.7	$(44.5)	$58.2	$88.3

Earnings (loss) from operations before cumulative effect of a change in accounting principle	$(70.9)	$16.0	$(72.1)	$41.7	$83.1
Cumulative effect of a change in accounting principle	(32.7)	—	—	—	(6.2)

Earnings (loss)	$(103.6)	$16.0	$(72.1)	$41.7	$76.9

Balance Sheet Data (as of December 31):
Total assets	$1,809.1	$1,818.4	$1,755.6	$1,654.3	$1,721.7
Working capital (deficit)	$(21.8)	$(2.9)	$(27.7)	$(98.2)	$43.9
Working capital ratio	0.9:1	1.0:1	0.9:1	0.7:1	1.2:1
Long-term debt, less current maturities	$351.2	$310.8	$280.7	$71.7	$208.8
Total debt	$355.2	$324.5	$293.9	$82.1	$219.1
Partnership capital	$803.5	$907.6	$889.7	$1,002.2	$1,027.2

Other Financial Data:
Cash provided by (used in) operating activities	$24.0	$85.2	$(125.1)	$211.4	$385.3
Capital expenditures	$(75.5)	$(102.1)	$(81.8)	$(75.3)	$(94.9)
Distributable cash calculated[g]	$22.8	$10.0	$—	$99.5	$171.2

[a]	For information related to the special items discussed below, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.
[b]	Operating loss includes a gain from the sale of assets of $13.9 million and a restructuring charge of $8.1 million. IMC Phosphates’ Loss includes a cumulative effect of a change in accounting principle for the adoption of SFAS No. 143.
[c]	Net sales include a price adjustment of $6.5 million related to prior periods. Operating results include the price adjustment related to prior periods and the unfavorable impact of reduced operating rates due to a sulphur supply shortage in July of $5.3 million and a restructuring charge of $2.0 million.
[d]	Loss includes special charges of $13.1 million for the following: (i) costs associated with employee headcount reductions; (ii) the repurchase of a plant and accrual for its planned demolition; (iii) the write-off of certain deferred costs; and (iv) accretion expense related to an ammonia barge reserved for previously.
[e]	Earnings include a restructuring gain of $1.2 million for the sale of a previously written-off plant.
[f]	Earnings include special charges of $133.5 million primarily related to IMC’s company-wide rightsizing program and a cumulative effect of a change in accounting principle for the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities.
[g]	Recorded and payable 40 days after quarter end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations hereby is amended to read in its entirety as follows:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with financial statements and accompanying notes included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the primary factors affecting changes in the operating results of IMC Phosphates during the three year period ended December 31, 2003. In 2003, IMC Phosphates sold Port Sutton, which resulted in a gain of $13.9 million. In connection with this transaction, IMC Phosphates incurred a restructuring charge of $0.3 million related to severance costs. In addition, in order to meet current business challenges and as part of IMC’s drive to be the industry’s low-cost producer, IMC announced an organization restructuring program (Program) in January 2003.

As a result, IMC Phosphates incurred charges of $2.4 million associated with severance and related costs for the Program. IMC Phosphates also recorded a charge of $4.8 million as a result of revised engineering estimates for the cost of the phosphogypsum stack (Gypstack) closure and water treatment at a permanently closed facility. An additional $1.5 million charge was recorded for costs associated with the shutdown of an ammonia barge originally reserved for in 1998. In conjunction with the ammonia barge shutdown, IMC Phosphates, in 1998, recorded the net present value of future lease payments which resulted in a $0.5 million charge for accretion expense in 2003. Offsetting these charges was a $1.4 million reversal of excess severance accruals no longer deemed necessary. In 2002 IMC Phosphates incurred $2.0 million of accretion expense related to the ammonia barge discussed above. In 2001, IMC Phosphates incurred special charges, which increased the loss by $13.1 million. The special charges were comprised of: (i) a $6.4 million charge for the repurchase, closure and planned demolition of a urea plant previously sold to a third party; (ii) a $2.8 million charge for severance related to a new organizational structure (Reorganization Plan); (iii) a $2.4 million charge for the write-off of certain deferred costs; and (iv) a $1.5 million charge for accretion expense related to the ammonia barge discussed above.

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

While ammonia costs and DAP selling prices both increased substantially in the fourth quarter of 2003, the rate of DAP price improvements was greater than the increase in ammonia costs in the latter part of the fourth quarter with DAP prices continuing to strengthen into 2004. However, IMC Phosphates did not fully benefit from the impact of the DAP price increases in the fourth quarter. This resulted because the domestic market price increases occurred primarily in December and most sales orders for the month were taken in advance of the price increases. Therefore IMC Phosphates was not able to realize the higher prices in the fourth quarter.

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

RESULTS OF OPERATIONS

2003 Compared to 2002

IMC Phosphates’ Net sales of $1,335.7 million in 2003 increased six percent from $1,257.3 million in 2002. Higher average sales realizations of concentrated phosphates, particularly DAP, favorably impacted Net sales by $104.3 million. Average DAP prices for 2003 increased 12 percent to $154 per short ton as compared to an average price of $137 per short ton for the twelve months of 2002. Decreased shipments of concentrated phosphates unfavorably impacted Net sales by $19.9 million. The majority of the volume decrease resulted from lower shipments of DAP and GTSP of $43.4 million and $10.4 million, respectively, partially offset by higher shipments of GMAP of $35.9 million. The decrease in DAP volumes resulted principally from decreased demand from China and lower shipments to domestic customers. An increase in plant shutdown time in 2003 resulted in lower production volumes and therefore limited the amount of product available to the domestic market. The lower GTSP volumes were primarily the result of production problems which limited the amount of product available to service the domestic market as well as lower export sales to Chile. The higher GMAP volumes occurred because of increased export sales to Brazil and Mexico and higher domestic sales as a result of increased sales efforts for this product line in 2003. GMAP contains lower amounts of ammonia compared to DAP and the high cost of ammonia during 2003 led to an increased effort to sell GMAP.

Gross margins in 2003 of a negative $19.5 million decreased from a positive $79.1 million in 2002. This decrease was primarily a result of higher raw material costs, higher phosphate operating costs, and higher idle plant costs, partially offset by higher concentrated phosphate sales prices discussed above. The higher raw material, phosphate operating and idle plant costs negatively impacted margins by $126.2 million, $59.2 million and $17.6 million, respectively. The higher raw material costs were primarily the result of higher prices for ammonia, sulphur and natural gas. The increase in phosphate operating costs resulted principally from lower production volumes, higher sulphuric acid usage and higher deferred turnaround amortization costs. The higher idle plant costs were the result of the Louisiana operations being idle for a portion of the month of March and the entire months of June and July of the current year compared to producing all year in 2002 as well as a rock mine being idle for three months in the current year compared to operating during all of 2002.

In the fourth quarter of 2003, IMC Phosphates completed the sale of Port Sutton. As a result of this transaction, IMC Phosphates received net proceeds of $20.9 million and recognized a gain of $13.9 million recorded in Operating losses on the Consolidated Statement of Operations. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of the 2003 10-Kfor further detail on this transaction.

Interest expense for 2003 increased $3.5 million to $21.8 million from $18.3 million in 2002 as a result of increased working capital borrowings from IMC. See also Part I, Item 1, “Business - Other Matters - Relationship Between IMC Phosphates and IMC - Review of Intercompany Charges” of the 2003 10-Kwith respect to the potential adverse impact of prospective changes in intercompany charges from IMC.

Other (income) expense, net changed $5.3 million from $0.6 million of income in 2002 to $5.9 million of income in 2003 mainly because of a $1.6 million favorable variance from income received from IMC Phosphates’ investment in Gulf Services and a $3.6 million gain on natural gas forward purchase contracts related to facilities temporarily idled during the second and third quarters of 2003 as discussed below. Per SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

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

2002 Compared to 2001

IMC Phosphates’ Net sales of $1,257.3 million in 2002 increased seven percent from $1,171.4 million in 2001. Higher average sales realizations of concentrated phosphates, particularly DAP, favorably impacted Net sales by $46.7 million. Average DAP prices for 2002 increased seven percent to $137 per short ton as compared to an average price of $128 per short ton for the twelve months of 2001. Increased shipments of concentrated phosphates favorably impacted Net sales by an additional $21.8 million. The majority of the volume increase resulted from higher shipments of DAP, partially offset by lower shipments of GMAP. This increase in DAP volumes resulted principally from increased demand from China and domestic customers. The favorable DAP shipments were partially offset by lower GMAP sales to Brazil. Higher phosphate rock sales also impacted Net sales by $13.1 million which was primarily created by increased prices. Net sales were also favorably impacted by a $6.5 million price adjustment related to prior periods.

Gross margins in 2002 of $79.1 million increased from $8.6 million in 2001, which included special charges of $2.4 million. This increase was primarily a result of: (i) lower idle plant costs of $48.0 million; (ii) higher concentrated phosphate sales prices of $46.7 million; (iii) higher phosphate rock sales of $13.1 million; (iv) the favorable impact of the price adjustment related to prior periods of $6.5 million; (v) improved pricing for ammonia of $21.0 million and natural gas of $4.1 million; partially offset by (vi) higher phosphate operating costs of $55.7 million; and (vii) higher sulphur costs of $24.8 million. The lower idle plant costs were the result of the Louisiana operations producing all year in 2002 compared to being idle for seven months in 2001 as well as the phosphate rock operations being idle for eight weeks in 2001 compared with no idle weeks in 2002. The higher sales prices were discussed above. The higher operating costs were primarily the result of higher maintenance, electricity and insurance costs.

Interest expense in 2002 of $18.3 million declined eight percent from $19.9 million in 2001 as a result of lower variable interest rates, partially offset by increased working capital borrowings.

Other (income) expense, net changed $8.3 million as a result of the following: (i) the absence of fees related to an accounts receivable securitization which was terminated by IMC in the first quarter of 2001, (ii) the absence of a prior year loss from natural gas forward purchased contracts, and (iii) income received from IMC Phosphates’ investment in Gulf Services.

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

Restructuring Activity

To meet current business challenges and as part of IMC’s drive to be the industry’s low-cost producer, IMC announced the Program in January 2003. This Program eliminated 53 positions in IMC Phosphates, all of which had left IMC Phosphates by March 31, 2003, and will focus on reducing additional costs through efficiency improvements. IMC Phosphates incurred charges of $2.4 million during the first quarter of 2003 associated with severance and related costs for the Program and $0.5 million of accretion costs related to the lease payments associated with the ammonia barge shutdown which were originally recorded at net present value in 1998. During the fourth quarter of 2003, IMC Phosphates recognized an additional $0.3 million of charges for severance and related expenses as a result of the sale of Port Sutton. This activity resulted in the elimination of 29 positions. All of the employees had left IMC Phosphates by December 31, 2003. Additionally, in the fourth quarter, IMC Phosphates recorded a charge of $4.8 million as a result of revised engineering estimates for the cost of the phosphogypsum stack (Gypstack) closure and water treatment at a permanently closed facility and $1.5 million for additional shutdown costs related to the ammonia barge. Offsetting these charges was a $1.4 million reversal of excess severance accruals no longer deemed necessary.

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

In 2002, IMC Phosphates incurred $2.0 million of accretion expense related to the ammonia barge discussed above.

In the first quarter of 2001, IMC announced the Reorganization Plan designed to fully maximize IMC’s global leadership position in phosphate crop nutrients as well as animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, in the first quarter of 2001 IMC Phosphates recorded a restructuring charge of $2.8 million. A total of 62 employees were terminated and left IMC Phosphates prior to December 31, 2001. Substantially all of the severance payments had been disbursed as of December 31, 2002.

As part of IMC’s 1998 plan to improve profitability (Project Profit), IMC Phosphates had sold its urea plant to a third party (Buyer). The effective operation of this plant was dependent upon receiving services from IMC Phosphates’ remaining Louisiana operations. The Louisiana operations were idled for the first half of 2001, which impacted the ability of the urea plant to operate. In the third quarter of 2001, IMC Phosphates repurchased the plant from the Buyer and shut the plant down permanently. Total costs to repurchase the plant and accrue for demolition costs were $6.4 million, which resulted in a 2001 restructuring charge. This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit. Additionally during 2001 IMC Phosphates recorded a $1.5 million charge for accretion expense related to the ammonia barge discussed above.

Pension and Other Postretirement Benefits

Based on market data, MP Co. believes that an average expected long-term return of 8.5 percent for measuring benefit obligations is consistent with the weighted average historical returns of each asset class in MP Co.’s targeted asset allocation. Based on the latest actuarial valuation report, MP Co. will need to make a cash contribution of $24.9 million to the pension plans in 2004 compared to $0.2 million in 2003. See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

IMC Phosphates records accrued liabilities for various asset retirement obligations and the demolition of former operating facilities. As of December 31, 2003, the balances of these accrued liabilities were $143.9 million and $18.8 million, respectively. The estimation processes used to determine the amounts of these accrued liabilities are very complex and use information obtained from IMC Phosphates-specific and industry data, as well as general economic information. On January 1, 2003, IMC Phosphates began accounting for its asset retirement obligations under SFAS No. 143. Based upon the guidance of SFAS No. 143, IMC Phosphates obtained third party estimates for the costs of retiring the assets. The costs are inflated based on an inflation factor and discounted based on a credit-adjusted risk-free rate. Fluctuations in the estimated costs, inflation rates and interest rates can have a significant impact on the amounts recorded. A one-percentage point decrease in the discount rate would increase the liability by approximately $20.0 million. For more detail, see Note 4 of Notes to Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The demolition of former operating facilities is based on third party estimates of the costs to be incurred. For further information, see Note 5 of Notes to Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. These estimation processes require IMC Phosphates to continuously monitor and evaluate the reasonableness of the judgments made and adjust for changes in assumptions as they occur. Actual payments for the above matters could differ from those estimated.

Pension Plans and Other Postretirement Benefits

The measurement of IMC Phosphates’ pension and other postretirement obligations and costs is dependent on a variety of assumptions used by IMC Phosphates’ actuaries in their models which calculate the costs and obligations. These assumptions include, among other things, estimating the present value of projected future benefit payments to all plan participants while taking into account the likelihood of potential future events such as salary increases and certain demographic factors including mortality and employee turnover. Key assumptions determined by IMC Phosphates as of the plans’ measurement date each year and utilized by the actuary in the calculation of pension and other postretirement obligations are:

•	Discount rate – The discount rate is based on the change in investment yields available on corporate long-term bonds rated AA.

•	Expected return on plan assets – The expected return on plan assets is based on IMC Phosphates’ consideration of the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk associated with the other assets in which the portfolio is invested and expectation of future returns in each asset class, based on historical returns of those asset classes over an extended period of time. The expected return of each asset class was then weighted based on the target asset allocation. IMC Phosphates also considered historical plan returns and future expectations.

•	Rate of compensation increase – The rate of compensation increase is a factor of IMC Phosphates’ long-term actual experience, near-term outlook and assumed inflation.

•	Healthcare cost trend – The healthcare cost trend is based on assumptions on future increases in medical costs which is a factor of IMC Phosphates’ actual experience combined with third party long-term medical cost trends.

•	Sensitivity Analyses. The impact of the indicated decrease in the two more critical assumptions is shown below for the 2004 costs. While a one percent decrease in the assumed return on assets would result in an increase in pension expense of $0.8 million, this amount would be amortized over a three year period.

Pension Plans

				Increase / (Decrease)
	Current Assumptions	1% Decrease in Discount Rate	1% Decrease in Return on Assets	Current Assumptions vs. Decrease in Discount Rate	Current Assumptions vs. Decrease in Return on Assets
Service Cost	$3.3	$3.9	$3.3	$0.6	$—
Interest cost on projected benefit obligation	10.0	10.1	10.0	0.1	—
Return on plan assets	(6.7)	(6.7)	(5.9)	—	0.8
Net amortization and deferral	2.9	4.7	2.9	1.8	—

Total	$9.5	$12.0	$10.3	$2.5	$0.8

Benefit Plans

			Increase / (Decrease)
	Current Assumptions	1% Decrease in Discount Rate	Current Assumptions vs. Decrease in Discount Rate
Service Cost	$1.0	$1.1	$0.1
Interest cost on projected benefit obligation	1.8	1.7	(0.1)
Net amortization and deferral	(3.8)	(3.8)	—

Total	$(1.0)	$(1.0)	$—

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in IMC Phosphates’ pension plans will impact our future pension expense and liabilities. Additionally, changes in healthcare cost trends will impact the other benefits expenses and liabilities. IMC Phosphates cannot predict with certainty what these factors will be in the future and, therefore, cannot assess the impact of such changes.

The amount of the current unrecognized losses on pension assets and the estimated effect of such losses on future pension expense are as follows:

Deferred Asset Losses[a]	$1.8
Total Unrecognized Plan Losses	$31.0
Estimated Increase in Future Expenses	$0.3

[a]	IMC Phosphates utilizes a three-year asset smoothing technique.

For more detail, see Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

Historically, IMC Phosphates has satisfied its borrowing needs through IMC. IMC Phosphates has two promissory notes (Promissory Notes) payable to IMC for borrowings up to $400.0 million and $65.0 million. The $400.0 million and $65.0 million demand notes have variable rates, based on LIBOR plus the applicable margin as defined in the senior secured facilities entered into by IMC on May 17, 2001 (Credit Facility), which was 5.1875 percent as of December 31, 2003. IMC Phosphates also had a promissory note payable to IMC at September 30, 2003 with a principal amount of $4.8 million. This note was paid in full at December 31, 2003. In order to meet the ongoing liquidity needs of IMC Phosphates, on September 1, 2003 the $400.0 million promissory note was amended to increase the maximum amount available from $300.0 million to $400.0 million. All other terms remained unchanged. IMC Phosphates had borrowed $249.5 million and $65.0 million, respectively, as of December 31, 2003. IMC has advised IMC Phosphates that it does not intend to demand payment on the Promissory Notes prior to January 1, 2005; however, IMC has entered into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted. If such discussions were to be completed, in the opinion of IMC management, the result would be an increase in interest expense charges to IMC Phosphates, which in turn would have an adverse impact on IMC Phosphates’ operating results, liquidity and capital resources. See Part I, Item 1, “Business - Other Matters - Relationship Between IMC Phosphates and IMC - Review of Intercompany Charges” of this Annual Report on Form 10-K. The Promissory Notes evidencing the obligations to IMC have been classified as long-term.

IMC’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on IMC’s ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond IMC’s control. IMC believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet IMC’s operating expenses and capital expenditures and to service its debt requirements and other contractual obligations as they become due.

IMC’s credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test. In addition, the credit facilities contain certain covenants and events of default. Most of IMC’s various material debt instruments have cross-default provisions. In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. Of IMC’s material debt instruments, the Credit Facility has the lowest specified threshold amount, $20.0 million. IMC’s access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that IMC would be able to comply with applicable financial covenants or meet its liquidity needs. IMC cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized; or that future borrowings will be available when needed or in an amount sufficient to enable IMC to repay indebtedness or to fund other liquidity needs.

IMC is seeking to obtain certain amendments to the Credit Facility, primarily to amend a requirement that IMC refinance the remaining approximately $37.0 million of senior notes scheduled to mature in 2005 (2005 Senior Notes) prior to October 15, 2004, and also, among other things, to modify financial ratios covenant levels for 2004. In 2003, IMC refinanced approximately $413.0 million of the $450.0 million 2005 Senior Notes then outstanding. Absent an amendment, should the remainder of the 2005 Senior Notes not be refinanced in full prior to October 15, 2004, the Credit Facility would mature on October 15, 2004. IMC is seeking the ability to repay approximately $10.0 million of the 2005 Senior Notes at maturity in January 2005 and to extend the date by which it must refinance the remaining balance of the 2005 Senior Notes to March 2005. In order to obtain the amendment pertaining specifically to the extension of the maturity date, IMC must obtain unanimous consent from the participants in the Credit Facility. The other amendments, including the modifying of covenant levels, require only a majority vote of the participants in the Credit Facility.

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

IMC Phosphates’ ability to generate cash is dependent on its operations and borrowings from IMC. Operating activities provided $24.0 million of cash in 2003 compared with $85.2 million of cash provided by operating activities in 2002. The decrease of $61.2 million was primarily due to a decrease in operating earnings.

Net cash used by investing activities decreased $56.5 million from $110.6 million in 2002 to $54.1 million in 2003. This decrease was primarily a result of: (i) decreased capital expenditures; (ii) the absence of a $10.0 million investment in Gulf Services in 2002; and (iii) $20.9 million of net proceeds from the sale of Port Sutton. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of the 2003 10-Kfor a discussion of the sale of Port Sutton.

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

The Credit Facility is guaranteed by substantially all of IMC’s direct and indirect domestic subsidiaries, including PLP and IMC Phosphates, as well as by certain direct and indirect foreign subsidiaries. The Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC’s potash mining and production facilities, with a net book value of $290.2 million as of December 31, 2003. The guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt owed by such entities to IMC and its other subsidiaries. Any payment under such guarantees would constitute a corresponding repayment of such intercompany debt.

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

Most of IMC’s sales of potash into and from the U.S. are made through a subsidiary, IMC USA Inc. LLC (IMC USA). In May 2003, IMC USA entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the Potash Facility bear an interest rate of LIBOR plus a spread (initially 275 basis points), and are secured by IMC USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of IMC and the parent of IMC USA. Neither IMC, nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of December 31, 2003, the Potash Facility had a borrowing base that could support borrowings up to $31.3 million, of which IMC USA had full availability.

In June 2003, IMC sold 2.75 million shares of 7.5 percent Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Preferred Shares) for net proceeds of $133.1 million. The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of IMC’s common stock on July 1, 2006. The net proceeds of the offering were used for general corporate purposes, which included funding working capital and debt reduction. The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the average market price of IMC’s common stock.

IMC’s Board of Directors did not declare a dividend on IMC’s common stock for the quarter ended December 31, 2003. This action was the result of IMC’s commitment to cash flow enhancement and balance sheet improvement.

On August 1, 2003 IMC issued $400.0 million principal amount of new 10.875 percent Notes due 2013 with net proceeds before fees and expenses of $391.1 million (August Note Offering). The proceeds of the August Note Offering, together with $59.4 million of proceeds from the Preferred Shares, were used to: (i) repurchase $140.4 million of the 6.55 percent notes due 2005 and $273.1 million of the 7.625 percent notes due 2005 pursuant to tender offers (Tender Offers) completed on August 1, 2003; (ii) pay $23.3 million of tender premiums related to the Tender Offers; (iii) pay $5.6 million of accrued interest related to the repurchased bonds; and (iv) pay related fees and expenses. The 10.875 percent notes due 2013 contain covenants similar to and rank pari pasu with IMC’s 10.875 percent notes due 2008 and the 11.25 percent notes due 2011 (collectively the Notes) and are guaranteed by the same subsidiaries of IMC, including PLP and IMC Phosphates, that guarantee the 10.875 percent notes due 2008 and 11.25 percent notes due 2011. The guarantees by PLP and IMC Phosphates are limited by the amount of intercompany debt owed by IMC Phosphates and PLP to IMC and its other subsidiaries. The Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of December 31, 2003, IMC had $22.2 million available for the payment of cash dividends with respect to its common and preferred stock. In addition, the merger agreement with Cargill limits dividends on IMC’s common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

For additional information on financing arrangements, reference is made to Note 8 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The following information summarizes IMC Phosphates’ contractual obligations and other commercial commitments as of December 31, 2003, excluding the Promissory Notes to IMC.

		Payments by Period
(in millions)	Total	2004	2005-2006	2007-2008	After 2008
Long-term debt	$40.7	$4.0	$5.8	$3.1	$27.8
Estimated interest payments[a]	41.8	3.1	5.0	4.4	29.3
Operating leases	57.7	14.3	21.2	12.5	9.7
Unconditional purchase obligationsb	850.3	411.8	257.1	69.8	111.6

Total contractual cash obligations	$990.5	$433.2	$289.1	$89.8	$178.4

[a]	Based on interest rates and non-affiliated debt balances as of December 31, 2003.
[b]	Based on prevailing market prices as of December 31, 2003.

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

Most of IMC Phosphates’ export sales of phosphate crop nutrients are marketed through PhosChem. As a member, IMC Phosphates is, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for its pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from PhosChem.

CONTINGENCIES

Reference is made to Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

ENVIRONMENTAL

Reference is made to OTHER MATTERS - Environmental, Health and Safety Matters, in Part I, Item 1, “Business,” of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, contained within this Form 10-K, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Form 10-K.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where IMC Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of IMC Phosphates; the willingness of IMC to continue to loan funds to IMC Phosphates; the impact of competitive products; pressure on prices realized by IMC Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of IMC Phosphates’ products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving IMC Phosphates; success in implementing IMC Phosphates’ various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in IMC Phosphates’ Securities and Exchange Commission reports. These factors are based upon IMC’s strategic plans and direction under its current Board of Directors and management. As described previously, IMC has entered into a business combination agreement with Cargill. If the transactions contemplated thereby are consummated, IMC’s business would be operated by a newly-formed public company going forward. The Board of Directors and management of the new public company may not be the same as exists on the date hereof for IMC, and they may operate the business of IMC in a manner that differs from IMC’s current operations. The factors listed above do not account for any such possible change in IMC’s operations.

Item 8. Financial Statements and Supplementary Data hereby is amended to read in its entirety as follows:

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Partners of IMC Phosphates Company:

We have audited the accompanying consolidated balance sheets of IMC Phosphates Company (a Partnership) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of IMC Phosphates Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Ernst & Young LLP

Ernst & Young LLP

Chicago, Illinois

January 30, 2004, except for Note 13,

as to which the date is March 1, 2004

Consolidated Statement of Operations

(In millions)

	Year ended December 31
	2003	2002	2001
Net sales (including $52.9, $49.5 and $53.1 to IMC Global Inc. in 2003, 2002 and 2001, respectively)	$1,335.7	$1,257.3	$1,171.4
Cost of goods sold (including $218.5, $227.6 and $209.4 of charges and raw materials purchased from IMC Global Inc. in 2003, 2002 and 2001, respectively)	1,355.2	1,178.2	1,162.8

Gross margins	(19.5)	79.1	8.6
Selling, general and administrative expenses (including $29.8, $30.8 and $30.4 of charges from IMC Global Inc. in 2003, 2002 and 2001, respectively)	41.3	43.4	42.4
Gain on sale of operating assets	(13.9)	—	—
Restructuring activity	8.1	2.0	10.7

Operating earnings (loss)	(55.0)	33.7	(44.5)
Interest expense (including $18.5, $15.2 and $16.5 of interest charges from IMC Global Inc. in 2003, 2002 and 2001, respectively)	21.8	18.3	19.9
Other (income) expense, net	(5.9)	(0.6)	7.7

Earnings (loss) before cumulative effect of a change in accounting principle	(70.9)	16.0	(72.1)
Cumulative effect of a change in accounting principle	(32.7)	—	—

Earnings (loss)	$(103.6)	$16.0	$(72.1)

See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Partners’ Capital

(In millions)

	Year ended December 31
	2003	2002	2001
Balance at January 1	$907.6	$889.7	$1,002.2

Earnings (loss)	(103.6)	16.0	(72.1)
Cumulative effect of a change in accounting principle (Note 2)	—	—	1.6
Foreign currency translation adjustment	0.3	—	—
Net unrealized gain (loss) on derivative instruments	(0.8)	11.9	(9.1)

Total comprehensive income (loss)	(104.1)	27.9	(79.6)

Distributions	—	(10.0)	(32.9)

Balance as of December 31 (including Accumulated other comprehensive income of $3.9 million in 2003 and $4.4 million in 2002 and a loss of $7.5 million in 2001).	$803.5	$907.6	$889.7

See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

(In millions)

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$0.6	$0.1
Receivables, net	123.3	100.8
Inventories, net	225.9	244.3
Other current assets	9.4	8.1

Total current assets	359.2	353.3
Property, plant and equipment, net	1,390.7	1,399.1
Due from Partners, net	9.4	9.7
Other assets	49.8	56.3

Total assets	$1,809.1	$1,818.4

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$161.9	$119.7
Accrued liabilities	54.3	64.5
Due to Partners, net	160.8	158.3
Current maturities of long-term debt (including $0.0 and $9.5 due to IMC Global Inc. as of December 31, 2003 and 2002, respectively)	4.0	13.7

Total current liabilities	381.0	356.2

Long-term debt, less current maturities	351.2	310.8
Due to Partners, net	132.8	126.5
Other noncurrent liabilities	140.6	117.3
Partners’ capital	803.5	907.6

Total liabilities and partners’ capital	$1,809.1	$1,818.4

See Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

(In millions)

	Year ended December 31
	2003	2002	2001
Cash Flows from Operating Activities
Earnings (loss)	$(103.6)	$16.0	$(72.1)
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	32.7	—	—
Depreciation, depletion and amortization	96.6	93.2	78.1
Gain on sale of operating assets	(13.9)	—	—
Other charges	27.2	10.0	3.5
Other credits	(7.2)	(9.7)	(15.0)
Changes in:
Receivables, net	(22.4)	38.1	(124.5)
Inventories, net	18.1	(66.1)	42.9
Other current assets	(2.6)	(3.5)	1.5
Accounts payable and accrued liabilities	(3.4)	10.1	(44.6)
Due to Partners, net	2.5	(2.9)	5.1

Net cash provided by (used in) operating activities	24.0	85.2	(125.1)

Cash Flows from Investing Activities
Capital expenditures	(75.5)	(102.1)	(81.8)
Investment in joint venture	—	(10.0)	—
Proceeds from sale of property, plant and equipment	21.4	1.5	1.0

Net cash used by investing activities	(54.1)	(110.6)	(80.8)

Cash Flows from Financing Activities
Proceeds from IMC Global Inc. Promissory Notes, net	44.6	34.8	210.2
Payments of long-term debt (including $9.5 paid to IMC Global Inc. in 2003, 2002 and 2001)	(14.0)	(10.2)	(10.4)

Net cash provided by financing activities	30.6	24.6	199.8

Net change in cash and cash equivalents	0.5	(0.8)	(6.1)
Cash and cash equivalents-beginning of year	0.1	0.9	7.0

Cash and cash equivalents-end of year	$0.6	$0.1	$0.9

Supplemental cash flow disclosure:
Interest paid (including $13.6, $15.2 and $16.5 paid to IMC Global Inc. in 2003, 2002 and 2001, respectively)	$16.8	$18.3	$20.1

Supplemental schedule of non-cash investing and financing activities:
Seller financed mineral properties purchase	$—	$9.1	$15.0

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Dollars in millions, except as otherwise indicated)

1.	BASIS OF PRESENTATION

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

On a quarterly basis, IMC Phosphates calculates cash distributable to IMC and PLP based on formulas and sharing ratios as defined in the IMC Phosphates Partnership Agreement (Partnership Agreement). Sharing ratios for all IMC Phosphates’ operations are fixed at 58.5 percent to IMC and 41.5 percent to PLP. The distributable cash (as defined in the Partnership Agreement) calculated was $22.8 million, $10.0 million, and zero for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Revenue Recognition

IMC Phosphates recognizes revenue when it is realized or realizable and earned. Revenue is generally realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed and determinable; and (iv) collectibility is reasonably assured. This occurs upon transfer of title to the customer, which is generally at the time the product is shipped. For certain export shipments, transfer of title occurs outside the United States (U.S.). Net sales includes adjustments for returns and allowances, rebates and quality adjustments.

Shipping and Handling Costs

IMC Phosphates records all shipping and handling costs in Cost of goods sold.

Cost of Goods Sold

Cost of goods sold reflects the production costs of IMC Phosphates’ products. These costs include hourly labor, production materials, facilities costs (depreciation and amortization), depletion of mineral properties, utilities, salary supervision, maintenance expenses and distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are costs associated with the marketing and selling of IMC Phosphates’ products as well as general and administrative expenses. These costs include employee salaries and benefits, advertising costs as well as other selling expenses, and are primarily included as part of the Administrative Fee.

Advertising Costs

IMC Phosphates expenses advertising costs as incurred.

Cash Equivalents

IMC Phosphates considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

Domestically, IMC Phosphates sells its products to crop nutrient manufacturers, distributors and retailers primarily in the midwestern and southeastern U.S. Internationally, IMC Phosphates’ products are sold primarily through Phosphate Chemicals Export Association (PhosChem). No single customer or group of affiliated customers accounted for more than ten percent of IMC Phosphates’ net sales in either year during the two-year period ended December 31, 2002. In the year ended December 31, 2003, sales to the China National Agricultural Means of Production Group Corporation (CNAMPGC), through PhosChem, represented approximately 12 percent of IMC Phosphates’ total sales.

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

There are two basic ways to acquire mineral rights, either through purchase or lease. Under a lease situation, IMC Phosphates pays the lessor a fee as the ore is mined. The lease costs are expensed when the ore is mined. If and when IMC Phosphates acquires mineral reserves, via fee simple land purchases or mining rights, the acquisition price of the transaction is capitalized and recorded as a mineral asset. The original purchase price remains as an asset until such time that IMC Phosphates starts mining the reserves, at which time, the mineral asset is depleted over the life of the mineral reserves as it is mined. IMC Phosphates expenses exploration and development costs in the period incurred.

Depreciation and depletion expenses for mining operations, including mineral deposits, are determined using the units-of-production method based on estimates of proven and probable reserves. Other asset classes or groups are depreciated or amortized on a straight-line basis over their estimated useful lives as follows: buildings, 17 to 32 years; machinery and equipment, three to 25 years.

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

Accrued Environmental Costs

IMC Phosphates produces and distributes crop and animal nutrients. These activities subject IMC Phosphates to an evolving myriad of international, federal, state, provincial and local environmental, health and safety laws, which regulate, or propose to regulate: (i) conduct of mining and production operations, including employee safety procedures; (ii) condition of IMC Phosphates’ facilities; (iii) management and handling of raw materials; (iv) product content; (v) use of products by both IMC Phosphates and its customers; (vi) management and/or remediation of potential impacts to air, water quality and soil from IMC Phosphates’ operations; (vii) disposal of waste materials; and (viii) reclamation of lands after mining. IMC Phosphates has contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by IMC Phosphates or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Comprehensive Environmental Response Compensation and Liability Act (Superfund) or state equivalent sites. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil and groundwater contamination, requiring IMC Phosphates to undertake or fund cleanup efforts.

The environmental costs discussed above include: fines, penalties and certain corrective actions to address violations of the law; remediation of properties that are currently or were formerly owned or operated by IMC Phosphates, or its predecessors; remediation costs of facilities adjacent to currently or formerly owned facilities or for third-party Superfund sites; and legal fees and expenses associated with resolution of administrative processes or litigation concerning these environmental costs. Environmental accruals are recorded on an undiscounted basis for environmental investigatory and non-capital remediation costs and for costs associated with litigation at identified sites when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. These accruals are adjusted as necessary for any changes in IMC Phosphates’ estimates of the future costs associated with these matters. IMC Phosphates cannot determine the cost of any remedial action that ultimately may be required at unknown sites, sites for which investigations have not been performed or have begun but have not been completed or sites at which unanticipated conditions are discovered.

Income Taxes

IMC Phosphates’ operating results are included in the income tax returns of IMC and the unitholders of PLP. Accordingly, no provision for income taxes is included in the accompanying financial statements.

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

On January 1, 2001, IMC Phosphates adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In accordance with the provisions of SFAS No. 133, IMC Phosphates recorded a transition adjustment upon adoption of SFAS No. 133 to record its derivative instruments at fair value. The effect of this transition adjustment resulted in a gain of $1.6 million recorded in Accumulated other comprehensive loss, which is included in the Consolidated Statement of Changes in Partners’ Capital. IMC Phosphates recognized all of the unrealized gains associated with this transition adjustment during the first quarter of 2001.

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

IMC Phosphates had $47.6 million and $13.7 million notional amounts of natural gas forward purchase contracts outstanding as of December 31, 2003 and 2002, respectively, with the contracts outstanding as of December 31, 2003 maturing in various months through March 2005. These derivative financial instruments have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices. The effective portion of changes in the fair value of IMC Phosphates’ cash flow hedges is recorded in Accumulated other comprehensive income. As of December 31, 2003, IMC Phosphates had unrealized gains totaling $3.6 million related to its cash flow hedges all of which are expected to be reclassified into earnings within the next 12 months. As of December 31, 2002, IMC Phosphates had unrealized gains totaling $4.4 million related to its cash flow hedges. Unrealized gains or losses included in Accumulated other comprehensive income are recognized in earnings in the same period that the underlying hedged item is realized. The ineffective portion of changes in the fair value of IMC Phosphates’ cash flow hedges is reported in Other (income) expense, net and amounted to income of $3.6 million in 2003, zero in 2002 and a charge of $3.1 million in 2001.

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

On January 1, 2003 IMC Phosphates adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset. Upon adoption, IMC Phosphates had the following legal obligations: (i) as a condition to receive permits for the mining of phosphate rock reserves, IMC Phosphates must reclaim lands disturbed by mining; (ii) acidic water in the Phosphogypsum stack (Gypstacks) ponds and pores must be treated to neutralize the acidity; and (iii) Gypstacks at IMC Phosphates’ Florida and Louisiana facilities must be closed at the end of their useful lives. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations and then discounted using a credit-adjusted risk-free rate.

The adoption of SFAS No. 143, resulted in an increase in net property, plant and equipment of $17.9 million, recognition of an additional asset retirement obligation liability of $50.6 million, and a cumulative effect of a change in accounting principle that increased the net loss and reduced Partners’ capital by $32.7 million in the first quarter of 2003.

The following is a reconciliation of prior year earnings (loss) between the amounts previously reported by IMC Phosphates and the adjusted amounts that would have been reported if SFAS No. 143 had been applied in prior years.

	Year ended December 31, 2002	Year ended December 31, 2001
Reported earnings (loss)	$16.0	$(72.1)
FAS 143 impact	0.2	(2.4)

Adjusted earnings (loss)	$16.2	$(74.5)

A reconciliation of IMC Phosphates’ liability as of December 31, 2003 is as follows:

Year ended December 31, 2003
Upon adoption on January 1, 2003	$145.5
Liability incurred	18.7
Liability settled	(30.2)
Accretion expense	5.5
Revisions to estimate	4.4

Ending balance	$143.9

If SFAS No. 143 had been applied in the prior years, IMC Phosphates’ liability would have been $145.5 million, $139.5 million and $134.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Due to the complexity of the calculation, IMC Phosphates was unable to determine the impact of adoption on the Consolidated Statement of Operations for 2003.

5.	RESTRUCTURING ACTIVITY

2003 Restructuring Charges

To meet current business challenges and as part of IMC’s drive to be the industry’s low cost producer, IMC announced an organizational restructuring program (Program) in January 2003. This Program eliminated 53 positions in IMC Phosphates, all of which had left IMC Phosphates by March 31, 2003, and is focusing on reducing additional costs through efficiency improvements. IMC Phosphates incurred charges of $2.4 million during the first quarter of 2003 associated with severance and related costs for the Program. In addition, $0.3 million was recorded for severance benefits related to the Port Sutton sale (Note 3). This activity resulted in the elimination of 29 positions. All of the employees had left IMC Phosphates by December 31, 2003. IMC Phosphates recorded a charge of $4.8 million as a result of revised engineering estimates for the cost of the Gypstack closure and water treatment at a permanently closed facility. An additional $1.5 million charge was recorded for costs associated with the shutdown of an ammonia barge originally reserved for in 1998. Future lease payments associated with the ammonia barge were originally recorded in 1998 at net present value resulting in $0.5 million charge for accretion expense. Offsetting these charges was a $1.4 million reversal of excess severance accruals no longer deemed necessary.

2002 Restructuring Charges

In 2002, IMC Phosphates incurred $2.0 million, $0.5 million per quarter, of accretion expense related to the ammonia barge discussed above.

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

As part of IMC’s 1998 plan to improve profitability (Project Profit), IMC Phosphates had sold its urea plant to a third party buyer (Buyer). The effective operation of this plant was dependent upon receiving services from IMC Phosphates’ remaining Louisiana operations. The Louisiana operations were idled for the first half of 2001, which impacted the ability of the urea plant to operate. In the third quarter of 2001, IMC Phosphates repurchased the plant from the Buyer and shut the plant down permanently. Total costs to repurchase the plant and accrue for demolition costs were $6.4 million, which resulted in a 2001 restructuring charge. This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit. Additionally, IMC Phosphates recorded a $1.5 million charge ($0.5 million each in the second, third and fourth quarters) for accretion expense related to the ammonia barge discussed above.

1999 Restructuring Charge

During the fourth quarter of 1999, IMC Phosphates announced and began implementing a rightsizing program (Rightsizing Program), which was designed to simplify and focus its operations. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities resulting from an optimization program to reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions. A liability of $17.9 million remains primarily related to the closure of the Nichols and Payne Creek facilities.

Activity related to accruals for the plans discussed above during the period January 1, 2003 to December 31, 2003 was as follows:

	Accrual as of January 1, 2003	Restructuring Charges	Cash Paid	Accrual as of December 31, 2003
Non-employee exit costs:
Demolition and closure costs	$22.2	$6.8	$(10.2)	$18.8

Employee headcount reductions:
Severance benefits	1.4	1.3	(2.0)	0.7

Total	$23.6	$8.1	$(12.2)	$19.5

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

The activity related to accruals for IMC Phosphates’ restructuring programs during 2002 consisted of a beginning balance of $34.4 million reduced by cash payments of $12.8 million and increased by restructuring charges of $2.0 million. The activity related to accruals for IMC Phosphates’ restructuring programs during 2001 consisted of a beginning balance of $49.3 million reduced by cash payments of $25.6 million and increased by $9.2 million from the Reorganization Plan, urea plant repurchase and $1.5 million of accretion expenses for future minimum lease payments related to the ammonia barge shutdown that was originally accrued for in 1998.

All restructuring charges were recorded as a separate line item on the Consolidated Statement of Operations.

6.	OTHER (INCOME) EXPENSE, NET

	Year ended December 31
	2003	2002	2001
Ineffective natural gas hedges (Note 2)	$(3.6)	$—	$3.1
Property tax interest	0.3	0.5	0.2
Interest income	—	—	(0.1)
Accounts receivable securitization facility termination fees	—	—	2.1
Equity in earnings of unconsolidated subsidiary	(3.3)	(1.7)	—
PhosChem financing fee	—	—	0.9
Realized foreign currency (gain) loss	0.5	(0.1)	—
Miscellaneous other	0.2	0.7	1.5

Other (income) expense, net	$(5.9)	$(0.6)	$7.7

7.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Receivables:

	2003	2002
Trade	$106.9	$99.2
Non-trade	19.6	6.4

	126.5	105.6
Less:
Allowances	(3.2)	(4.8)

Receivables, net	$123.3	$100.8

The carrying amount of accounts receivable approximated the estimated fair value of such assets due to their short maturity.

The activity related to IMC Phosphates allowance for doubtful accounts consisted of a beginning balance of $4.8 million increased by $0.2 million of additional provision for doubtful accounts and decreased by the write-off of $1.8 million of receivables.

Inventories:

	2003	2002
Products (principally finished)	$177.2	$200.7
Operating materials and supplies	51.7	47.0

	228.9	247.7
Less: Allowances	(3.0)	(3.4)

Inventories, net	$225.9	$244.3

Property, Plant and Equipment:

	2003	2002
Land	$76.1	$77.5
Mineral properties and rights	579.6	551.0
Buildings	347.4	332.2
Machinery and equipment	1,831.2	1,818.7
Construction in progress	41.2	40.5

	2,875.5	2,819.9
Less: Accumulated depreciation and depletion	(1,484.8)	(1,420.8)

Property, plant and equipment, net	$1,390.7	$1,399.1

IMC Phosphates had depreciation and depletion expense of $96.6 million, $93.2 million and $78.1 million for 2003, 2002 and 2001, respectively.

As of December 31, 2003, idle facilities of IMC Phosphates included one concentrated phosphate granulation plant, the acid production facilities at another concentrated phosphate plant and a phosphoric acid storage tank at a port facility, all of which will remain closed until market conditions improve. The net book value of these facilities totaled $66.2 million. In the opinion of management, the net book value of IMC Phosphates’ idle facilities is not in excess of their net realizable values. IMC Phosphates’ policy has been, to depreciate the property, plant and equipment of idle facilities at 10 percent of normal straight-line depreciation. IMC Phosphates believes that, except for a small portion of the equipment, the useful life of the idle facilities is not reduced during the period they are idle.

Accrued Liabilities:

	2003	2002
Mining, property and sales & use taxes	$19.1	$20.3
Asset retirement obligations	23.0	19.6
Restructuring (Note 5)	6.7	10.1
Other	5.5	14.5

Accrued liabilities	$54.3	$64.5

Other Noncurrent Liabilities:

	2003	2002
Asset retirement obligations	$120.9	$88.4
Restructuring (Note 5)	12.8	13.5
Other	6.9	15.4

Other noncurrent liabilities	$140.6	$117.3

Due to Partners, net

	2003	2002
Due to IMC and affiliates	$94.4	$86.6
Due to PLP	59.0	59.0
Due to MP Co.	7.4	12.7

	$160.8	$158.3

As of December 31, 2003 and 2002, the amounts reported in current liabilities as Due to Partners, net primarily related to distributable cash owed to partners based on IMC Phosphates’ distributable cash calculation. IMC Phosphates believes the amounts as of December 31, 2003 will be paid to partners prior to January 1, 2005, therefore, it is classified as short-term.

As of December 31, 2003 and 2002, the amounts reported in non-current liabilities of $132.8 million and $126.5 million, respectively, as Due to Partners, net, related to amounts owed to MP Co. for employee benefits. MP Co. has no present intention of demanding payment prior to January 1, 2005, therefore the balance as of December 31, 2003 has been classified as long-term.

8.	FINANCING ARRANGEMENTS

Long-term debt as of December 31 consisted of the following:

	2003	2002
Promissory Notes payable to IMC, variable interest rates	$314.5	$269.8
6.5% Promissory Note payable to IMC, due 2003	—	9.5
7.7% Industrial revenue bonds, due 2022	27.1	27.1
Other debt	13.6	18.1

	355.2	324.5
Less: current maturities	4.0	13.7

Total long-term debt, less current maturities	$351.2	$310.8

IMC Phosphates has two promissory notes (Promissory Notes) payable to IMC for borrowings up to $400.0 million and $65.0 million, respectively. In order to meet the ongoing liquidity needs of IMC Phosphates, on September 1, 2003 the $400.0 million promissory note was amended to increase the maximum amount available from $300.0 million to $400.0 million. All other terms remained unchanged. The $400.0 million and $65.0 million demand notes have variable rates, based on LIBOR plus the applicable margin as defined in IMC’s senior secured credit facility, which was 5.1875 percent as of December 31, 2003. IMC Phosphates had borrowed $249.5 million and $65.0 million, respectively, as of December 31, 2003 and $204.8 million and $65.0 million, respectively as of December 31, 2002, under the Promissory Notes. IMC Phosphates also had a promissory note with a principal balance of $4.8 million payable to IMC. This note was paid in full at December 31, 2003. The principal on this promissory note owed to IMC at December 31, 2002 was $9.5 million. IMC has advised IMC Phosphates that it does not intend to demand payment on the Promissory Notes prior to January 1, 2005; however, IMC has entered into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted. The Promissory Notes evidencing the obligations to IMC have been classified as long-term.

On December 31, 2003, the estimated fair value of non-affiliate long-term debt described above was approximately $3.4 million less than the carrying amount of such debt. The fair value was estimated by discounting the future cash flows using rates currently available to IMC Phosphates for debt instruments with similar terms and remaining maturities.

IMC entered into a senior secured credit facility on May 17, 2001 (Credit Facility). Pursuant to the Credit Facility, IMC and certain of its domestic subsidiaries, including IMC Phosphates, may borrow up to approximately $470.0 million. The Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of $258.3 million. Concurrent with the closing of the Credit Facility, IMC issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes). On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes (November Note Offering). On December 10, 2002, IMC issued an additional $117.5 million of the Ten Year Notes (December Note Offering and together with the Seven Year Notes, the Ten Year Notes and the November Note Offering, Notes). The proceeds of the December Note Offering were used: (i) to redeem all of IMC’s remaining $98.3 million of the 6.50 percent senior notes due August 1, 2003 in January 2003; (ii) pay related fees and expenses; and (iii) for general corporate purposes. The indentures under which the Notes were issued contain covenants that limit certain matters. In addition, prior to the time that the Notes receive an investment grade rating from both Standard & Poor’s Ratings Group as well as Moody’s Investor’s Services Inc. and the fall-away event is satisfied, covenants contained in the indentures limit IMC’s ability and the ability of its restricted subsidiaries to, among other things, pay dividends on, redeem or repurchase IMC’s capital stock. If IMC experiences specific kinds of changes of control prior to the fall-away event, holders of the Notes will have the right to require IMC to purchase their Notes, in whole or in part, at a price equal to 101 percent of the principal amount thereon, together with any accrued or unpaid interest to the date of purchase.

The Revolving Credit and Term Loan Facilities were classified as long-term as of December 31, 2003. The Revolving Credit Facility is scheduled to mature on May 17, 2006 while the Term Loan Facility is scheduled to mature on November 17, 2006. If IMC does not refinance and repay in full all of the 7.625 percent Senior Notes due 2005 and 6.55 percent Senior Notes due 2005 (2005 Senior Notes) with proceeds from the issuance of permitted debt securities prior to October 15, 2004, then the Revolving Credit and Term Loan Facilities will mature on October 15, 2004. Permitted Debt Securities are defined in IMC’s Credit Facility to mean unsecured debt securities issued by IMC that (i) mature later than, and do not require any amortization or similar scheduled principal payments prior to, May 31, 2007, and (ii) have terms and conditions (other than with respect to interest rates and redemption premiums) no less favorable to IMC and the lenders than those of the Notes. In 2003 IMC refinanced $413.5 million of the 2005 Senior Notes. As of December 31, 2003 a total of $36.5 million of the 2005 Senior Notes remained outstanding ($9.6 million of the 6.55 percent and $26.9 million of the 7.625 percent). There can be no assurance that IMC will be able to either refinance the 2005 Senior Notes or obtain an amendment to its Credit Facility removing the requirement to refinance. IMC is seeking to obtain certain amendments to the Credit Facility, primarily to amend the requirement to refinance the remaining 2005 Senior Notes prior to October 15, 2004, and also, among other things, modifying financial ratio covenant levels for 2004. IMC is seeking the ability to repay approximately $10.0 million of the 2005 Senior Notes at maturity in January 2005 and to extend the date by which it must refinance the remaining balance of the 2005 Senior Notes to March 2005. In order to obtain the amendment pertaining specifically to the extension of the maturity date, IMC must obtain unanimous consent from the participants in the Credit Facility. The other amendments, including the modifying of covenant levels, require only a majority vote of the participants in the Credit Facility.

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

The Credit Facility is guaranteed by substantially all of IMC’s direct and indirect domestic subsidiaries, including IMC Phosphates, as well as by certain direct and indirect foreign subsidiaries. The Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC’s potash mining and production facilities, with a net book value of $290.2 million as of December 31, 2003. The guarantee by IMC Phosphates is limited by the amount of existing intercompany debt owed by PLP and IMC Phosphates to IMC and its other subsidiaries. Any payments under such guarantee would constitute a corresponding repayment of such intercompany debt.

The Credit Facility requires IMC to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility). Certain of such tests were amended on February 21, 2003 (February Amendment). Among other things, the February Amendment reduced the maximum permitted aggregate annual amount of capital expenditures, joint venture investments and certain monetary acquisitions that IMC and its subsidiaries may make to $160.0 million for 2003 and $250.0 million thereafter. In addition, the maximum aggregate monetary acquisition consideration for certain types of future business acquisitions was limited to $10.0 million. The February Amendment also modified the existing limitations on indebtedness to allow for a new secured financing up to $55.0 million, which financing was completed in May 2003. IMC was in compliance with the provisions of the Credit Facility as amended by the February Amendment throughout 2003. Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon IMC’s leverage ratio. With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 150.0 to 225.0 basis points or LIBOR plus 250.0 to 325.0 basis points (depending on IMC’s leverage ratio). Interest on the loans under the Term Loan Facility is calculated at either prime plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points. Based on the amended pricing, the

Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 325.0 basis points and LIBOR plus 400.0 basis points, respectively, as of December 31, 2003, which reflects a 25.0 basis point increase as a result of the February Amendment.

The Notes are guaranteed by the same subsidiaries of IMC that guaranteed the Credit Facility, except that MP Co. was designated as an unrestricted subsidiary in the fourth quarter of 2001 and is, therefore, no longer a guarantor of the Notes. MP Co. has immaterial assets and income and is the managing general partner of IMC Phosphates.

Scheduled maturities of long-term debt, excluding the Promissory Notes, for the next five years are as follows:

2004	$4.0
2005	$4.3
2006	$1.5
2007	$1.5
2008	$1.6
Thereafter	$27.8

As of December 31, 2003, IMC Phosphates had drawn $5.7 million under a letter of credit subfacility.

9.	PENSION PLANS AND OTHER BENEFITS

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

The Pension Plans’ assets consist mainly of domestic corporate equity securities, U.S. government securities, corporate debt securities, international equity securities, real estate investment funds, units of participation in a collective short-term investment fund and private equity funds. The weighted-average asset allocation of the Pension Plans’ assets as of December 31 were:

	2003	2002
Asset Category

Equity securities	72%	64%
Debt securities	23%	28%
Real estate	4%	4%
Other	1%	4%

	100%	100%

The investment objectives for the Pension Plans’ assets are as follows: (i) achieve a nominal annualized rate of return equal to or greater than the actuarially assumed investment return over ten to twenty-year periods; (ii) achieve an annualized rate of return of the Consumer Price Index plus 5 percent over ten to twenty-year periods; (iii) realize annual, three and five-year annualized rates of returns consistent with or in excess of specific respective market benchmarks at the individual asset class level; and (iv) achieve an overall return of the Pension Plans’ assets consistent with or in excess of the total fund benchmark, which is a hybrid benchmark customized to reflect the trust’s asset allocation and performance objectives. This benchmark is currently comprised of the following indices and their respective weightings: 36 percent S&P 500, 9 percent Russell 2500, 5 percent equally weighted blend of Cambridge Venture and Private Equity indices, 15 percent Morgan Stanley Capital International World ex-U.S., 5 percent Morgan Stanley Capital International Emerging Markets, 20 percent Lehmann Bond Aggregate, 5 percent Salomon Brothers Inflation Linked and 5 percent National Council of Real Estate Investment Fiduciaries Property.

The investment structure has an overall commitment to equity securities of approximately 70 percent that is intended to provide the desired risk/return trade-off and, over the long-term, the level of returns sufficient to achieve IMC’s investment goals and objectives for the Pension Plans’ assets while covering near term cash flow obligations with fixed income in order to protect the Pension Plans from a forced liquidation of equities at the bottom of a cycle.

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

In addition, MP Co. provides benefits such as worker’s compensation and disability to certain former or inactive employees after employment but before retirement.

The following table sets forth pension and postretirement obligations for defined benefit plans, plan assets and benefit cost as of and for the years ended December 31 based on a September 30 measurement date:

	Pension Plans		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation as of January 1	$179.6	$159.5	$49.5	$41.4
Service cost	4.5	5.7	1.2	1.5
Interest cost	11.0	11.8	2.5	3.1
Plan amendments	1.1	—	(18.8)	—
Actuarial (gain) loss	8.7	8.8	(4.1)	4.9
Benefits paid	(16.6)	(6.2)	(1.7)	(1.4)
Curtailments	(30.6)	—	—	—

Benefit obligation as of December 31	$157.7	$179.6	$28.6	$49.5

Change in plan assets
Fair value as of January 1	$76.9	$85.4	$—	$—
Actual return	13.7	(7.3)	—	—
Contributions	0.2	5.0	1.8	1.4
Benefits paid	(16.6)	(6.2)	(1.8)	(1.4)

Fair value as of December 31	$74.2	$76.9	$—	$—

Funded status of the plan	$(83.5)	$(102.7)	$(28.6)	$(49.5)
Unrecognized transition asset	—	—	(1.1)	(1.2)
Unrecognized prior service cost (benefit)	9.5	12.5	(16.5)	(1.4)
Unrecognized net loss	31.1	58.0	4.5	9.0

Accrued benefit cost	$(42.9)	$(32.2)	$(41.7)	$(43.1)

Amounts recognized in the balance sheet
Accrued benefit liability	$(52.4)	$(41.9)	$(41.7)	$(43.1)
Intangible asset	9.5	9.7	—	—

Total recognized	$(42.9)	$(32.2)	$(41.7)	$(43.1)

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

MP Co.’s actuarial assumptions used to measure benefit obligations were as follows:

	Pension Plans		Other Benefits
	2003	2002	2003	2002
Discount rate	6.50%	7.00%	6.50%	7.00%
Expected return on plan assets	8.50%	9.00%	—	—

In measuring the Other Benefits’ benefit obligations, a 9.0 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2003 decreasing gradually to 5.0 percent in 2007 and thereafter; and a 9.5 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 2003 decreasing gradually to 5.5 percent in 2007 and thereafter.

The components of pension and other benefits costs for the year ended December 31 were as follows:

	Pension Plans			Other Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$4.5	$5.7	$5.5	$1.2	$1.5	$1.5
Interest cost	11.0	11.8	11.0	2.5	3.1	2.6
Expected return on plan assets	(8.5)	(9.8)	(10.4)	—	—	—
Amortization of:
Transition asset	—	—	—	(0.1)	(0.1)	(0.1)
Prior service cost	1.5	2.1	1.9	(2.7)	(0.3)	(0.3)
Net loss	1.1	—	0.1	0.2	—	—

Net periodic benefit cost	9.6	9.8	8.1	1.1	4.2	3.7
Curtailments and settlements	1.2	—	0.3	(1.0)	—	0.2

Net periodic benefit cost after curtailments and settlements	$10.8	$9.8	$8.4	$0.1	$4.2	$3.9

MP Co.’s actuarial assumptions used to determine net benefit costs were as follows:

	Pension Plans		Other Benefits
	2003	2002	2003	2002
Discount rate	7.00%	7.50%	7.00%	7.50%
Expected return on plan assets	9.00%	9.50%	—	—
Rate of compensation increase	4.75%	4.75%	—	—

In measuring the Other Benefits’ net benefit cost, a 10.0 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2003 decreasing gradually to 5.0 percent in 2008 and thereafter; and a 10.5 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 2003 decreasing gradually to 5.5 percent in 2008 and thereafter.

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

MP Co. also has defined contribution and pre-tax savings plans (Savings Plans) for certain employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. MP Co. contributions to the Savings Plans are based on a percentage of employee contributions. The Savings Plans for salaried and non-union hourly employees have a profit sharing feature. The MP Co. contribution to the profit sharing feature is based on the employee’s age and eligible pay as well as IMC’s financial performance. Effective April 1, 2003, certain MP Co. participants in the U.S. salaried and non-union hourly pension plan commenced participation in the profit sharing feature of the U.S. savings plan for salaried and non-union hourly employees. Effective June 1, 2003, pursuant to a certain collective bargaining agreement, a defined contribution retirement plan feature was added to the union savings plan. MP Co. contributions to the defined contribution retirement plan feature is based on a percentage of employee’s eligible base pay. The union savings plan became the primary retirement vehicle for certain MP Co. employees covered by a certain collective bargaining agreement who were hired on or after June 1, 2003. Additionally, represented employees with a certain union who were participants in the union pension plan as of December 31, 2003, were given the option of remaining in such plan, or of becoming a participant in the union savings plan effective January 1, 2004. IMC Phosphates’ expense for the Savings Plans totaled $7.2 million, $5.1 million and $4.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, MP Co. provides benefits such as workers’ compensation and disability to certain former or inactive employees after employment but before retirement.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of December 31 consists of the following:

	2003	2002
Net unrealized gains on derivative instruments	$3.6	$4.4
Foreign currency translation adjustment	0.3	—

Total	$3.9	$4.4

11.	COMMITMENTS AND CONTINGENCIES

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

Summarized below is a schedule of future minimum long-term purchase commitments, based on December 31, 2003 market prices, and minimum lease payments under non-cancelable operating leases as of December 31, 2003:

	Purchase Commitments	Lease Commitments
2004	$411.8	$14.3
2005	136.0	12.5
2006	121.1	8.7
2007	39.8	6.9
2008	30.0	5.6
Subsequent years	111.6	9.7

	$850.3	$57.7

Rental expense for 2003, 2002 and 2001 amounted to $17.9 million, $19.4 million and $16.1 million, respectively. Spending on purchase commitments for 2003, 2002 and 2001 amounted to $379.7 million, $135.1 million and $178.4 million, respectively.

IMC Phosphates also sells phosphate rock and concentrated phosphates to customers and IMC under contracts extending in some cases for multiple years. Sales under these contracts, except for certain phosphate rock sales, which are at prices based on IMC Phosphates’ cost of production, are generally at prevailing market prices.

In late 2003, PhosChem, of which IMC Phosphates is a member, reached an agreement through the year 2005 to supply diammonium phosphate to CNAMPGC. Under the contract’s terms, CNAMPGC will receive monthly shipments at prices reflecting the market price at the time of shipment. CNAMPGC is a state company with government authority for the import of fertilizers into China.

Pine Level Property Reserves

In October 1996, IMC Phosphates signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property, Pine Level, containing 109.2 million tons of phosphate rock reserves. The Pine Level reserves are un-permitted phosphate proved and probable reserves in Manatee and Desoto counties with an average grade of 65 percent BPL. In connection with the purchase, IMC Phosphates agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property.

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

On the earlier of (a) ten days after the necessary mining permits have been obtained, or (b) October 3, 2004, IMC Phosphates is required to either: (i) pay CMI the remainder of the Initial Royalty amount (Remainder Payment) of $21.7 million; or (ii) give notice to CMI of IMC Phosphates’ intent to not make the Remainder Payment, and CMI will have an option to repurchase the property.

USAC Contract

In March 1994, IMC Phosphates signed an agreement with U.S. Agri-Chemicals (USAC) to supply phosphate rock until 2004. In November 1999, IMC Phosphates and USAC signed an agreement to extend the term until September 2014, with an option for a second extension through September 2024 (New Extended Term). As part of the new agreement, USAC paid $57.0 million (Near Term Payment), plus interest charges, to IMC Phosphates during the year 2000. In the event IMC Phosphates and USAC fail to reach agreement on the New Extended Term pricing, either party may elect to terminate the agreement with regard to the New Extended Term. In such event, IMC Phosphates may be required to refund a prorated share of the Near Term Payment. In addition, since IMC Phosphates did not obtain permits for new mines at Ona or Pine Level by September 1, 2001, it can elect to terminate the agreement effective no later than October 1, 2007 upon three years’ advance written notice. If IMC so elected, IMC Phosphates would be required to repay the amount of the Near Term payment plus interest charges and less a portion of the costs incurred by IMC in its efforts to obtain permitting. The Near Term Payment was recorded as deferred revenue and is being amortized over the life of the original contract.

Environmental Matters

IMC Phosphates has contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by IMC Phosphates or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites.

At facilities currently or formerly owned by IMC Phosphates or its corporate predecessors, including Freeport McMoRan Inc., PLP and their corporate predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring IMC Phosphates to undertake or fund cleanup. In some instances, IMC Phosphates has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, IMC Phosphates has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on IMC Phosphates’ business or financial condition. However, material expenditures by IMC Phosphates could be required in the future to remediate the contamination at these or at other current or former sites.

Superfund and equivalent state statutes impose liability without regard to fault or to the legality of a party’s conduct on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, IMC Phosphates is involved or concluding involvement at less than five Superfund or equivalent state sites. IMC Phosphates’ remedial liability from these sites, either alone or in the aggregate, currently is not expected to have a material adverse effect on IMC Phosphates’ business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

IMC Phosphates believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by IMC Phosphates to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to IMC Phosphates’ acquisition of facilities or businesses from private parties. IMC Phosphates has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as future anticipated expenditures.

Other

Most of IMC Phosphates’ export sales of phosphate crop nutrients are marketed through PhosChem. As a member, IMC Phosphates is, subject to certain conditions and exceptions, contractually obligated to reimburse PhosChem for its pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from PhosChem. During the second quarter of 2002, PhosChem entered into a new $65.0 million receivables purchase facility with a bank that replaced prior funding facilities. This facility supports PhosChem’s funding of its purchases of crop nutrients from IMC Phosphates and other PhosChem members and is nonrecourse to IMC Phosphates.

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

IMC Phosphates also has certain other contingent liabilities with respect to litigation and claims to third parties arising in the ordinary course of business. IMC Phosphates does not believe that any of these contingent liabilities will have a material adverse impact on IMC Phosphates’ business or financial condition.

12.	SALES BY GEOGRAPHIC AREA

Financial information relating to IMC Phosphates’ operations by geographic area was as follows:

	2003	2002	2001
Net Sales[a]
United States	$854.2	$772.4	$716.0
China	173.3	228.1	120.5
Other	308.2	256.8	334.9

Consolidated	$1,335.7	$1,257.3	$1,171.4

[a]	Revenues are attributed to countries based on location of customer.

13.	SUBSEQUENT EVENTS

In December 2003, IMC and PLP jointly announced that IMC was considering making a proposal to merge an affiliate of IMC with PLP, with each publicly held partnership unit in PLP being converted into the right to receive 0.2 shares of IMC common stock (PLP unit exchange). In addition, IMC and PLP announced that Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) had agreed to support such a transaction. In January 2004, IMC presented the PLP unit exchange to the Board of Directors of PRP. On March 1, 2004, IMC and PLP announced that the Board of Directors of PRP had unanimously approved the PLP unit exchange, and recommended that unitholders vote to approve the PLP unit exchange. The merger agreement relating to the PLP unit exchange is expected to be signed shortly, following the final approval by the Board of Directors of IMC. Such approval is expected in the near future. The PLP unit exchange will be subject to certain conditions, including among other things, necessary regulatory approvals, action by the unitholders of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies. The PLP unit exchange is not conditioned on the consummation of IMC’s combination with Cargill Crop Nutrition referred to below. If the combination with Cargill Crop Nutrition is consummated, and IMC’s common stock is converted into the right to receive common stock of the newly formed company, then each former publicly held PLP unit will be converted into the right to receive 0.2 shares of common stock of the newly created company.

In January 2004, IMC signed a definitive agreement with Cargill, Incorporated (Cargill) to combine IMC’s and Cargill’s Crop Nutrition businesses to create a new, publicly traded company (Newco). The combination will be effected by the contribution by Cargill to Newco of equity interests in entities owning all or substantially all of the assets, liabilities and obligations of the Cargill Crop Nutrition businesses, in exchange for the issuance by Newco of shares of common stock and Class B common stock to Cargill. In addition, as part of the combination, a wholly owned subsidiary of Newco will be merged with and into IMC, with IMC surviving as a wholly owned subsidiary of Newco. In the merger, each outstanding share of IMC’s common stock and preferred stock will be converted into one share of Newco common stock or preferred stock, as applicable. Cargill will own approximately 66.5 percent of Newco’s common stock and IMC’s common stockholders will own approximately 33.5 percent of Newco’s common stock. The combination is subject to regulatory approval in the U.S., Brazil, Canada, China and several other countries; the approval of IMC’s stockholders; the completion of the PLP unit exchange; and satisfaction of other customary closing conditions. Subject to completion of the closing conditions contained in the definitive agreement, IMC anticipates the transaction will close in the summer of 2004.

The terms of the preferred stock of Newco into which shares of IMC’s preferred stock will be converted in the merger will be substantially identical to the terms of IMC’s preferred stock, but the Newco preferred stock will also have the right to vote on all matters submitted to the vote of Newco’s common stockholders. The Newco preferred stock will carry one vote per share and will vote together as a single class with the common stock of Newco.

The agreement with Cargill restricts IMC from taking certain actions without Cargill’s consent until the closing of the transactions contemplated thereby, including, without limitation, as follows: (i) IMC and its subsidiaries are prohibited from incurring or assuming any long-term or short-term debt or issuing any debt securities (except as permitted by the terms of the Credit Facility and the indentures governing IMC’s notes); (ii) cash dividends on IMC’s common stock are limited to regular quarterly cash dividends of $0.02 per share per quarter; (iii) dividends on IMC’s preferred stock are limited to $0.9375 per share per quarter; (iv) IMC and its subsidiaries may not issue or sell capital stock except in limited circumstances that include, among others, the issuance of stock in connection with the conversion of PLP units into common stock of IMC as described above and sales pursuant to existing benefit plans; and (v) IMC and its subsidiaries may not repurchase IMC’s capital stock except in limited circumstances. IMC’s stockholder rights plan was amended on January 26, 2004 so that the preferred stock purchase rights will not become exercisable as a result of the acquisition of IMC’s common stock pursuant to and in accordance with the terms of the definitive agreement for the combination with Cargill Crop Nutrition.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED) a

(Dollars in millions)

Quarter	First[b]	Second	Third	Fourth[b]	Year[b]
2003
Net sales	$340.2	$297.8	$292.3	$405.4	$1,335.7
Gross margins	$(15.2)	$(14.4)	$(1.4)	$11.5	$(19.5)
Operating earnings (loss)	$(29.1)	$(24.9)	$(11.9)	$10.9	$(55.0)
Earnings (loss) before cumulative effect of a change in accounting principle	$(32.1)	$(29.4)	$(15.4)	$6.0	$(70.9)
Cumulative effect of a change in accounting principle	(32.7)	—	—	—	(32.7)

Earnings (loss)	$(64.8)	$(29.4)	$(15.4)	$6.0	$(103.6)

Quarter	First[c]	Second[c]	Thirdc,[d]	Fourth[c]	Yearc,[d]
2002
Net sales	$295.4	$336.6	$313.7	$311.6	$1,257.3
Gross margins	$19.2	$14.7	$30.9	$14.3	$79.1
Operating earnings	$7.9	$2.7	$19.9	$3.2	$33.7
Earnings (loss)	$3.1	$(2.2)	$16.0	$(0.9)	$16.0

[a]	For information related to IMC Phosphates special items discussed below, see the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
[b]	Includes a restructuring charge of $2.9 million in the first quarter and $5.2 million in the fourth quarter. Includes a gain from the sale of operating assets in the fourth quarter of $13.9 million. Includes a cumulative effect of a change in accounting principle for the adoption of SFAS No. 143 in the first quarter.
[c]	Includes a restructuring charge of $0.5 million recorded in each quarter or $2.0 million for the year.
[d]	Net sales include a price adjustment of $6.5 million related to prior periods. Operating results include the price adjustment related to prior periods, unfavorable impact of reduced operating rates due to a sulphur supply shortage in July of $5.3.

PART IV.

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K hereby is amended to read in its entirety as follows:

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

	(a)	(1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K

(2) Reference is made to the Index to Financial Statement Schedules appearing on page F-1 hereof.

(3) Reference is made to the Exhibit Index beginning on page E-1 hereof.

	(b)	Reports on Form 8-K.

None

	(c)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

	(d)	Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually, or in the aggregate, significant under the tests specified in Regulation S-X under Article 3.09 or general instructions to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the 2003 Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMC PHOSPHATES COMPANY

By:	IMC Phosphates MP Inc. Its Managing General Partner

By:	/s/ J. Reid Porter
J. Reid Porter Vice President of IMC Phosphates MP Inc. (on behalf of the registrant and as principal financial officer)

Date: September 14, 2004

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the 2003 Form 10-K Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Douglas A. Pertz Douglas A. Pertz	Vice President (principal executive officer) of IMC Phosphates MP Inc.	September 14, 2004

/s/ J. Reid Porter J. Reid Porter	Vice President (principal financial officer) and a Director of IMC Phosphates MP Inc.	September 14, 2004

/s/ Robert M. Qualls Robert M. Qualls	Vice President (principal accounting officer) of IMC Phosphates MP Inc.	September 14, 2004

* E. Paul Dunn, Jr.	Director of IMC Phosphates MP Inc.	September 14, 2004

* C. Steven Hoffman	Director of IMC Phosphates MP Inc.	September 14, 2004

* Mary Ann Hynes	Director of IMC Phosphates MP Inc.	September 14, 2004

* Rose Marie Williams	Director of IMC Phosphates MP Inc.	September 14, 2004

*By:	/s/ Rose Marie Williams
Rose Marie Williams
Attorney-in-fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has or will be sent to security holders of the registrant.

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
3.i.(a)	Amended and Restated Partnership Agreement dated as of May 26, 1995 among IMC Agrico GP Company, Agrico, Limited Partnership and IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.) (Amended and Restated Partnership Agreement)	Exhibit 10.3 to the Annual Report on Form 10-K of PLP for the Year Ended December 31, 1995*

3.i.(b)	Amendment and Agreement dated as of January 23, 1996 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)	Exhibit 10.1 to the Current Report on Form 8-K of PLP dated February 13, 1996*

3.i.(c)	Amendment and Agreement dated as of December 22, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company	Exhibit 10.5 to the Annual Report on Form 10-K of PLP for the Year Ended December 31, 1998*

3.i.(d)	Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company	Exhibit 10.i.(a) to the Quarterly Report on Form 10-Q of PLP for the Quarterly Period Ended June 30, 2000*

3.i.(e)	Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc., IMC Global Operations Inc. and IMC Phosphates Company	Exhibit 10.i.(b) to the Quarterly Report on Form 10-Q of PLP for the Quarterly Period Ended June 30, 2000*

3.i.(f)	Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc., IMC Global Operations, Inc. and IMC Phosphates Company	Exhibit 10.i.(c) to the Quarterly Report on Form 10-Q of PLP for the Quarterly Period Ended June 30, 2000*

3.i.(g)	Amended and Restated Parent Agreement dated as of May 26, 1995 among IMC Global Operations Inc., PLP, FTX and IMC Phosphates Company	Exhibit 10.5 to the Annual Report on Form 10-K of PLP for the Year Ended December 31, 1995*

4.ii.(a)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008	Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001**

4.ii.(b)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(c) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001**

4.ii.(c)	Supplemental Indenture dated as of May 31, 2001 among FMRP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-71510

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.(d)	Supplemental Indenture dated as of August 2, 2001 between IMC Global Netherlands B.V., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-71510

4.ii.(e)	Supplemental Indenture dated as of November 6, 2001 between IMC Phosphates MP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-71510

4.ii.(f)	Supplemental Indenture dated as of January 1, 2002 between IMC Potash Colonsay ULC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(h) to the Annual Report on Form 10-K of IMC Global Inc. for the Year Ended December 31, 2001**

4.ii.(g)	Supplemental Indenture dated as of November 26, 2001 between IMC USA Inc. LLC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-103362

4.ii.(h)	Supplemental Indenture dated as of November 26, 2001 between Carey Salt Company, GSL Corporation, IMC Inorganic Chemicals Inc., IMC Kalium Ogden Corp., IMC Salt Inc. and NAMSCO Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-103362

4.ii.(i)	Supplemental Indenture dated as of July 1, 2002 between IMC Sulphur Holdings LLC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-103362

4.ii.(j)	Supplemental Indenture dated as of July 1, 2002 between IMC Global Dutch Holdings B.V., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(d) to Amendment No. 1 to Registration Statement No. 333-103362

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

4.ii.(k)	Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003, by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto.	Exhibit 4.2 to the Current Report on Form 8-K of IMC Global Inc. for February 25, 2003*

4.ii.(l)	Supplemental Indenture dated as of July 3, 2003 between IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2003**

4.ii.(m)	Amendment No. 1 dated as of June 4, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(b) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2003**

4.ii.(n)	Amendment No. 2 dated as of June 20, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(c) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2003**

4.ii.(o)	Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013	Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended September 30, 2003**

4.ii.(p)	Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(b) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended September 30, 2003**

4.ii.(q)	Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013	Exhibit 4.ii.(c) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended September 30, 2003**

4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.ii.(a)	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated May 17, 2001 in the maximum principal sum of $65,000,000	Exhibit 10.ii.(b). to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 30, 2002***

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.ii.(b)	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated August 19, 1998 in the maximum principal sum of $52,250,000	Exhibit 10.ii.(l) to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001***

10.ii.(c)	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated September 1, 2003 in the maximum principal sum of $400,000,000	Exhibit 10.ii. to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 30, 2003***

23	Consent of Ernst & Young LLP, Independent Auditors		****

24	Powers of Attorney pursuant to which this report has been signed on behalf of certain directors of IMC Phosphates MP Inc.		****

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*SEC	File No. 1-9164
**SEC	File No. 1-9759
***SEC	File No. 333-71510-06
****	Previously filed with the 2003 Form 10-K

INDEX TO FINANCIAL STATEMENT SCHEDULES

The financial statement schedule listed below should be read in conjunction with such financial statements contained in IMC Phosphates 2003 10-K. Schedules other than the one shown below have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

Schedule II - Valuation and qualifying accounts
Description	Beginning Balance	Additions		Deductions[a]	Ending Balance
		Charged to costs/expenses	Charged to other accounts
Allowance for doubtful accounts
2001	3.0	0.4	—	(0.1)	3.3
2002	3.3	3.5	—	(2.0)	4.8
2003	4.8	0.2	—	(1.8)	3.2

[a]	Represents price adjustments with an export association as well as amounts deemed no longer necessary.

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of IMC Phosphates Company as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 30, 2004, except for Note 13, as to which the date is March 1, 2004, included elsewhere in this Annual Report on Form 10-K/A of IMC Phosphates Company for the year ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K/A. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

January 30, 2004

F-1